Form 10-Q
period 2015-06-30
Midcoast Energy Partners, L.P.
filed 2015-07-31
CIK 1578685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The registrant had 22,610,056 Class A common units outstanding as of July 30, 2015.

MIDCOAST ENERGY PARTNERS, L.P.

In this report, unless the context otherwise requires, references to “Midcoast Energy Partners,” “the Partnership,” “MEP,” “we,” “our,” “us,” or like terms refer to Midcoast Energy Partners, L.P. and its subsidiaries. We refer to our general partner, Midcoast Holdings, L.L.C., as our “General Partner” and to Enbridge Energy Partners, L.P. and its subsidiaries, other than us, as “Enbridge Energy Partners,” or “EEP.” References to “Enbridge” refer collectively to Enbridge Inc. and its subsidiaries other than us, our subsidiaries, our General Partner, EEP, its subsidiaries and its general partner. References to “Enbridge Management” refer to Enbridge Energy Management, L.L.C., the delegate of EEP’s general partner that manages EEP’s business and affairs. References to “Midcoast Operating” refer to Midcoast Operating, L.P. and its subsidiaries. As of June 30, 2015, we owned a 51.6% controlling interest in Midcoast Operating, and EEP owned a 48.4% noncontrolling interest in Midcoast Operating. Unless otherwise specifically noted, financial results and operating data are shown on a 100% basis and are not adjusted to reflect EEP’s 48.4% noncontrolling interest in Midcoast Operating as of June 30, 2015.

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

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MIDCOAST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(unaudited; in millions, except per unit amounts)
Operating revenues:
Operating revenue (Note 14)	$751.6	$1,329.9	$1,603.3	$2,919.6
Operating revenue – affiliate (Notes 12 and 14)	28.5	66.9	50.3	124.1
	780.1	1,396.8	1,653.6	3,043.7
Operating expenses:
Cost of natural gas and natural gas liquids (Notes 6 and 14)	647.5	1,221.4	1,408.7	2,679.9
Cost of natural gas and natural gas liquids – affiliate (Notes 12 and 14)	23.1	38.4	41.0	68.6
Operating and maintenance (Notes 7 and 13)	44.7	56.6	82.9	111.2
Operating and maintenance – affiliate (Note 12)	24.8	27.6	50.0	54.7
General and administrative	1.1	1.6	3.0	3.5
General and administrative – affiliate (Note 12)	17.8	20.0	36.9	45.3
Goodwill impairment (Note 8)	226.5	—	226.5	—
Asset impairment (Note 7)	12.3	—	12.3	—
Depreciation and amortization (Note 7)	40.8	36.8	79.1	73.8
	1,038.6	1,402.4	1,940.4	3,037.0
Operating income (loss)	(258.5)	(5.6)	(286.8)	6.7
Interest expense, net (Notes 10 and 12)	7.2	2.8	13.9	6.1
Equity in earnings of joint ventures (Note 9)	5.9	2.3	11.6	1.0
Other income	0.2	0.1	0.2	0.1
Income (loss) before income tax expense (benefit)	(259.6)	(6.0)	(288.9)	1.7
Income tax expense (benefit) (Note 15)	(3.1)	0.8	(2.3)	1.8
Net loss	(256.5)	(6.8)	(286.6)	(0.1)
Less: Net income (loss) attributable to noncontrolling interest	(120.0)	(2.2)	(130.1)	4.1
Net loss attributable to general and limited partner ownership interest in Midcoast Energy Partners, L.P.	$(136.5)	$(4.6)	$(156.5)	$(4.2)
Net loss attributable to limited partner ownership interest	$(133.7)	$(4.5)	$(153.3)	$(4.1)
Net loss per limited partner unit (basic and diluted) (Note 2)	$(2.96)	$(0.09)	$(3.39)	$(0.09)
Weighted average limited partner units outstanding	45.2	45.2	45.2	45.2

The accompanying notes are an integral part of these consolidated financial statements.

MIDCOAST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(unaudited; in millions)
Net loss	$(256.5)	$(6.8)	$(286.6)	$(0.1)
Other comprehensive loss, net of tax expense (benefit) of $(0.1) million, $0.0 million, $(0.1) million and $0.0 million, respectively (Note 14)	(8.0)	(1.9)	(10.9)	(1.6)
Comprehensive loss	(264.5)	(8.7)	(297.5)	(1.7)
Less:
Comprehensive income (loss) attributable to noncontrolling interest (Note 12)	(120.0)	(2.2)	(130.1)	4.1
Other comprehensive loss attributed to noncontrolling interest (Note 12)	(3.9)	(1.2)	(5.3)	(1.0)
Comprehensive loss attributable to general and limited partner ownership interests in Midcoast Energy Partners, L.P.	$(140.6)	$(5.3)	$(162.1)	$(4.8)

The accompanying notes are an integral part of these consolidated financial statements.

MIDCOAST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2015	2014
	(unaudited; in millions)
Cash provided by operating activities:
Net loss	$(286.6)	$(0.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (Note 7)	79.1	73.8
Goodwill impairment (Note 8)	226.5	—
Derivative fair value net losses (Note 14)	59.6	6.2
Inventory market price adjustments (Note 6)	5.3	3.3
Asset impairment (Note 7)	12.3	—
Distributions from investment in joint ventures	11.6	1.0
Equity earnings from investment in joint ventures (Note 9)	(11.6)	(1.0)
Deferred income taxes (Note 15)	(3.0)	0.9
Other	1.2	2.1
Changes in operating assets and liabilities, net of acquisitions:
Receivables, trade and other	14.7	18.1
Due from General Partner and affiliates	46.0	622.0
Accrued receivables	147.8	58.8
Inventory (Note 6)	(10.6)	(68.1)
Current and long-term other assets (Note 14)	(21.2)	(5.5)
Due to General Partner and affiliates	8.7	(484.2)
Accounts payable and other (Notes 5 and 14)	(21.2)	(51.5)
Environmental liabilities (Note 13)	—	0.2
Accrued purchases	(116.7)	1.4
Interest payable	—	0.5
Property and other taxes payable	(2.7)	(1.6)
Net cash provided by operating activities	139.2	176.3
Cash used in investing activities:
Additions to property, plant and equipment (Notes 7 and 17)	(110.0)	(110.3)
Changes in restricted cash (Note 12)	29.1	49.0
Acquisitions (Note 3)	(44.0)	—
Investment in joint ventures (Note 9)	(2.5)	(28.1)
Distributions from investment in joint ventures in excess of cumulative earnings	6.7	17.7
Other	(0.7)	—
Net cash used in investing activities	(121.4)	(71.7)
Cash provided by financing activities:
Net borrowings under credit facility (Note 10)	50.0	140.0
Distributions to partners (Note 11)	(31.8)	(22.1)
Contributions from noncontrolling interest (Note 11)	37.3	69.8
Distributions to noncontrolling interest (Note 11)	(45.8)	(61.2)
Net cash provided by financing activities	9.7	126.5
Net increase in cash and cash equivalents	27.5	231.1
Cash and cash equivalents at beginning of year	—	4.9
Cash and cash equivalents at end of period	$27.5	$236.0

The accompanying notes are an integral part of these consolidated financial statements.

MIDCOAST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2015	December 31, 2014
	(unaudited; in millions)
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$27.5	$—
Restricted cash (Notes 12 and 14)	29.7	42.8
Receivables, trade and other, net of allowance for doubtful accounts of $1.5 million and $1.8 million, respectively, at June 30, 2015 and December 31, 2014	0.6	15.6
Due from General Partner and affiliates (Note 12)	8.3	49.7
Accrued receivables	81.8	229.6
Inventory (Note 6)	86.8	81.5
Other current assets (Notes 7 and 14)	154.9	178.1
	389.6	597.3
Property, plant and equipment, net (Note 7)	4,218.4	4,159.7
Goodwill (Note 8)	—	226.5
Intangible assets, net	280.9	247.7
Equity investment in joint ventures (Note 9)	376.2	380.6
Other assets, net (Note 14)	100.3	142.3
Total assets	$5,365.4	$5,754.1
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Due to General Partner and affiliates (Note 12)	$37.3	$41.1
Accounts payable and other (Notes 5, 13 and 14)	83.3	113.8
Accrued purchases	258.5	375.2
Property and other taxes payable (Note 15)	18.2	20.9
Interest payable	5.0	5.0
	402.3	556.0
Long-term debt (Note 10)	810.0	760.0
Other long-term liabilities (Notes 13 and 15)	40.7	41.5
Total liabilities	1,253.0	1,357.5
Commitments and contingencies (Note 13)
Partners’ capital (Note 11):
Class A common units (22,610,056 authorized and issued at June 30, 2015 and December 31, 2014)	541.9	634.2
Subordinated units (22,610,056 authorized and issued at June 30, 2015 and December 31, 2014)	1,081.7	1,174.0
General Partner units (922,859 authorized and issued at June 30, 2015 and December 31, 2014)	44.1	47.8
Accumulated other comprehensive income (Note 14)	6.0	11.6
Total Midcoast Energy Partners, L.P. partners’ capital	1,673.7	1,867.6
Noncontrolling interest	2,438.7	2,529.0
Total partners’ capital	4,112.4	4,396.6
	$5,365.4	$5,754.1

The accompanying notes are an integral part of these consolidated financial statements.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

Midcoast Energy Partners, L.P. is a publicly-traded Delaware limited partnership formed by Enbridge Energy Partners, L.P., or EEP, to serve as EEP's primary vehicle for owning and growing its natural gas and natural gas liquids midstream business in the United States. Midcoast Energy Partners, L.P., together with its consolidated subsidiaries, are referred to in this report as “we,” “us,” “our,” “MEP” and the “Partnership.” For the first six months of 2014, we owned a 39% controlling interest in Midcoast Operating, L.P., or Midcoast Operating. EEP owned the remaining 61% interest in Midcoast Operating. On July 1, 2014, we purchased an additional 12.6% interest in Midcoast Operating from EEP. We own and operate, through our current 51.6% controlling interest in Midcoast Operating, a portfolio of assets engaged in the business of gathering, processing and treating natural gas, as well as the transportation and marketing of natural gas, natural gas liquids, or NGLs, crude oil and condensate. Our portfolio of natural gas and NGL pipelines, plants and related facilities are geographically concentrated in the Gulf Coast and Mid-Continent regions of the United States, primarily in Texas and Oklahoma. EEP owns a 48.4% noncontrolling interest in Midcoast Operating. EEP also has a significant interest in us through its ownership of our General Partner, which owns all of our General Partner units and all of our incentive distribution rights, or IDRs, as well as an approximate 52% limited partner interest in us. Our Class A common units trade on the New York Stock Exchange, or NYSE, under the ticker symbol MEP.

Basis of Presentation

We have prepared the accompanying unaudited interim consolidated financial statements in accordance with generally accepted accounting principles in the United States, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the unaudited interim consolidated financial statements do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position as of June 30, 2015, our results of operations for the three and six months ended June 30, 2015 and 2014, and our cash flows for the six months ended June 30, 2015 and 2014. We derived our consolidated statement of financial position as of December 31, 2014, from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our results of operations for the three and six months ended June 30, 2015 and 2014, should not be taken as indicative of the results to be expected for the full year due to seasonal fluctuations in the supply of and demand for natural gas, NGLs and crude oil, timing and completion of our construction projects, maintenance activities, the impact of forward commodity prices and differentials on derivative financial instruments that are accounted for at fair value. Our unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Certain corrections relating to the three months ended March 31, 2015, and having net positive impacts of approximately $5.2 million to net loss, were recorded during the three months ended June 30, 2015. We consider these corrections to be immaterial to the unaudited interim consolidated financial statements both individually and taken as a whole.

2. NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER INTEREST

We allocate our net income among our General Partner and limited partners using the two-class method. Under the two-class method, we allocate our net income to our limited partners, our General Partner and the holders of our IDRs in accordance with the terms of our partnership agreement. We also allocate any earnings in excess of distributions to our limited partners, our General Partner and the holders of the IDRs in accordance with the terms of our partnership agreement. We allocate any distributions in excess of earnings for the period to our General Partner and our limited partners based on their respective proportionate ownership interests in us, after taking into account distributions to be paid with respect to the IDRs, as set forth in our partnership agreement.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER INTEREST  – (continued)

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner
Minimum Quarterly Distribution	Up to $0.3125	98%	2%
First Target Distribution	> $0.3125 to $0.359375	98%	2%
Second Target Distribution	> $0.359375 to $0.390625	85%	15%
Third Target Distribution	> $0.390625 to $0.468750	75%	25%
Over Third Target Distribution	In excess of $0.468750	50%	50%

We determined basic and diluted net income (loss) per limited partner unit as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions, except per unit amounts)
Net loss	$(256.5)	$(6.8)	$(286.6)	$(0.1)
Less: Net income (loss) attributable to noncontrolling interest	(120.0)	(2.2)	(130.1)	4.1
Net loss attributable to general and limited partner interests in Midcoast Energy Partners, L.P.	(136.5)	(4.6)	(156.5)	(4.2)
Less distributions:
Total distributed earnings to our General Partner	(0.3)	(0.3)	(0.6)	(0.6)
Total distributed earnings to our limited partners	(16.0)	(14.7)	(31.7)	(28.8)
Total distributed earnings	(16.3)	(15.0)	(32.3)	(29.4)
Overdistributed earnings	$(152.8)	$(19.6)	$(188.8)	$(33.6)
Weighted average limited partner units outstanding	45.2	45.2	45.2	45.2
Basic and diluted earnings per unit:
Distributed earnings per limited partner unit(1)	$0.35	$0.33	$0.70	$0.64
Overdistributed earnings per limited partner unit(2)	(3.31)	(0.42)	(4.09)	(0.73)
Net loss per limited partner unit (basic and diluted)	$(2.96)	$(0.09)	$(3.39)	$(0.09)

(1)	Represents the total distributed earnings to limited partners divided by the weighted average number of limited partner interests outstanding for the period.
(2)	Represents the limited partners' share (98%) of distributions in excess of earnings divided by the weighted average number of limited partner interests outstanding for the period and underdistributed earnings allocated to the limited partners based on the distribution waterfall that is outlined in our partnership agreement.

3. ACQUISITIONS

We account for acquisitions using the acquisition method and record the identifiable assets acquired and liabilities assumed at their acquisition-date fair values. We have included the results of operations in our operating results from the acquisition date.

On February 27, 2015, we acquired the midstream business of New Gulf Resources, LLC, or NGR, in Leon, Madison and Grimes counties, Texas for $85.1 million in cash and a contingent future payment of up to $17.0 million. During the three months ended June 30, 2015, the purchase price was reduced to $85.0 million to reflect a $0.1 million purchase price adjustment in accordance with the final settlement statement received from NGR. Of the $85.0 million purchase price, $20.0 million was placed into escrow, pending the resolution of a legal matter and NGR's completion of additional wells connecting to our system. Since the acquisition date, we have released $4.0 million from escrow and paid it to NGR. The remaining $16.0 million in escrow has been classified as “Restricted cash” in our consolidated statements of financial position as of June 30, 2015.

If NGR is able to deliver volumes into the system at certain tiered volume levels over a five-year period, we will be obligated to make future tiered payments up to $17.0 million. This could result in a maximum total purchase price of $102.0 million. The potential payment is considered contingent consideration. At the acquisition date, the

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. ACQUISITIONS  – (continued)

fair value of this contingent consideration, using a probability-weighted discounted cash flow model was $2.3 million. The contingent consideration is remeasured on a fair value basis each quarter until the performance bonus is paid or expires. At June 30, 2015, contingent consideration of $2.4 million, which includes $0.1 million in accretion, is included in “Other long-term liabilities” in our consolidated statements of financial position.

The acquisition consisted of a natural gas gathering system that is currently in operation moving equity and third-party production. This acquisition strengthened our position into the Eaglebine play, and will continue to allow us to offer gathering and processing services while leveraging assets on our existing footprint. Funding was provided by us and EEP, based on our proportionate ownership percentages in Midcoast Operating, at the time of acquisition, which was 51.6% and 48.4%, respectively. EEP paid its portion of the funding directly to NGR. Our consolidated statements of cash flows does not reflect the amount paid directly to NGR by EEP.

As of June 30, 2015, the consideration paid and the purchase price allocation related to the NGR acquisition, as adjusted to date, are as follows:

June 30, 2015
(in millions)
Consideration:
Cash consideration	$85.0
Contingent consideration	2.3
$87.3
Identifiable assets acquired in business combination:
Property, plant and equipment	$55.1
Intangible assets	32.2
$87.3

The weighted-average amortization period of intangible assets related to the NGR acquisition is 15 years. Our consolidated operating revenue included $0.5 million and $0.6 million, respectively, from NGR for the three and six months ended June 30, 2015. Our consolidated net income was immaterial and $0.1 million, respectively, from NGR for the three and six months ended June 30, 2015.

Since the effective date of the NGR midstream business acquisition was February 27, 2015, our consolidated statements of income do not include earnings from this business prior to that date. The following table presents selected unaudited pro forma earnings information for the three and six months ended June 30, 2015 and 2014 as if the acquisition had been completed on January 1, 2014. This pro forma information was prepared using historical financial data for the NGR midstream business and reflects certain estimates and assumptions made by our management based on currently available information. Our unaudited pro forma financial information is not necessarily indicative of what our consolidated financial results would have been for the three and six months ended June 30, 2015 and 2014 had we acquired the NGR midstream business on January 1, 2014.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. ACQUISITIONS  – (continued)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(unaudited; in millions, except per unit amounts)
Pro forma earnings data:
Operating revenue	$780.1	$1,397.1	$1,653.7	$3,044.2
Operating expenses	$1,038.6	$1,402.7	$1,940.8	$3,038.1
Operating income (loss)	$(258.5)	$(5.6)	$(287.1)	$6.1
Net loss	$(256.5)	$(6.8)	$(286.9)	$(0.7)
Net income (loss) attributable to noncontrolling interest	$(120.0)	$(2.2)	$(130.1)	$4.1
Net loss attributable to limited partner ownership interest	$(136.5)	$(4.6)	$(156.8)	$(4.8)
Basic and diluted earnings per unit:
As reported net loss per limited partner unit (basic and diluted)	$(2.96)	$(0.09)	$(3.39)	$(0.09)
Pro forma net loss per limited partner unit (basic and diluted)	$(2.96)	$(0.09)	$(3.39)	$(0.09)

4. EQUITY-BASED COMPENSATION

In connection with our initial public offering, or the Offering, our General Partner adopted the 2013 Midcoast Energy Partners, L.P. Long-Term Incentive Plan, or the LTIP. The LTIP provides for the grant, from time to time at the discretion of the board of directors of our General Partner or any delegate thereof, subject to applicable law, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and other unit-based awards, provided that while we are an affiliate of Enbridge, awards will only be granted following a recommendation of the board of directors or compensation committee of Enbridge to the board of our General Partner. The purpose of awards under the LTIP is to provide additional incentive compensation to individuals providing services to us, and to align the economic interests of such individuals with the interests of our unitholders.

On February 17, 2015, the board of our General Partner approved the first grant of Performance Stock Units, or PSUs, effective January 1, 2015, under the LTIP. These PSUs were granted to employees of affiliates of our General Partner performing services on our behalf and provide for cash awards to be paid at the end of the three-year term, at which time the PSUs will vest 100%. Awards are calculated by multiplying the number of PSUs outstanding at the end of the performance period by the weighted average price of our Class A common units for the 20-trading days prior to the maturity of the PSUs and by a performance multiplier. Any cash distributions paid will be notionally reinvested during the term of the PSUs.

The performance multiplier ranges from zero, if our performance fails to meet threshold performance levels, to a maximum of two if we perform within the highest range of its performance targets. The 2015 PSUs derive the performance multiplier through a calculation of our distributable cash flow per unit relative to targets established at the time of grant and yield relative to a specified peer group of companies.

The following table presents PSU activity for the period indicated:

	Performance Stock Units	Weighted Average Remaining Term (years)	Average (in millions)
January 1, 2015	—
Units granted	323,880
Units matured	—
Units forfeited	—
Dividend reinvested	17,225
June 30, 2015	341,105	2.5	$3.7

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. EQUITY-BASED COMPENSATION  – (continued)

The PSUs are paid in cash and therefore classified as a liability award. The liability is re-measured at fair value on each reporting date until the award is settled, with the offset for the change in fair value being recorded as compensation expense based on the percentage of the requisite service that has been rendered at the reporting date. During the vesting term, compensation expense is determined based on the number of PSUs outstanding, the current market price of our Class A common units, dividends reinvested, and performance multipliers. The LTIP agreement and the individual award agreements are between our General Partner and the participants in the LTIP agreement. The associated compensation costs and liability are recorded in our consolidated financial statements based on the approved allocation methodology as some of the recipients of our PSUs provide shared services to us, EEP and other Enbridge entities. Similar to other employee compensation costs, Enbridge Employee Services Incorporated, or EESI, will make the PSU payments to the LTIP participants on behalf of us, EEP and other Enbridge entities who will then reimburse EESI, for their respective obligation, via an affiliate payable for the disbursements made to the participants.

To calculate the compensation expense for the three and six months ended June 30, 2015, performance multipliers of one, based on estimates as of June 30, 2015, were used for the 2015 PSUs. For the three and six months ended June 30, 2015, compensation expense recorded for the PSUs was $0.2 million and $0.6 million, respectively, of which our allocated share of the cost is currently estimated to be $0.1 million and $0.2 million, respectively. As of June 30, 2015, the unrecognized compensation expense related to non-vested units granted was $4.2 million and is expected to be fully recognized over a weighted-average period of approximately three years.

5. CASH AND CASH EQUIVALENTS

We extinguish liabilities when a creditor has relieved us of our obligation, which occurs when our financial institution honors a check that the creditor has presented for payment. Accordingly, obligations for which we have made payments that have not yet been presented to the financial institution, totaling approximately $5.3 million at June 30, 2015, and $6.6 million at December 31, 2014, are included in “Accounts payable and other” on our consolidated statements of financial position.

6. INVENTORY

Our inventory is comprised of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Materials and supplies	$0.7	$0.7
Crude oil inventory	3.8	2.0
Natural gas and NGL inventory	82.3	78.8
	$86.8	$81.5

The “Cost of natural gas and natural gas liquids” on our consolidated statements of income includes charges totaling $0.7 million and $1.8 million for the three months ended June 30, 2015, and 2014 respectively, and $5.3 million and $3.3 million for the six months ended June 30, 2015, and 2014 respectively, that we recorded to reduce the cost basis of our inventory of natural gas and NGLs, to reflect the current market value.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment is comprised of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Land	$14.2	$11.1
Rights-of-way	433.3	405.0
Pipelines	1,841.2	1,785.7
Pumping equipment, buildings and tanks	88.3	82.1
Compressors, meters and other operating equipment	2,122.7	2,074.8
Vehicles, office furniture and equipment	180.8	163.8
Processing and treating plants	629.3	516.0
Construction in progress	65.9	218.7
Total property, plant and equipment	5,375.7	5,257.2
Accumulated depreciation	(1,157.3)	(1,097.5)
Property, plant and equipment, net	$4,218.4	$4,159.7

In May 2015, we implemented a plan to sell our non-core Tinsley crude oil pipeline, storage facilities, and docks in our Logistics and Marketing segment with a total carrying amount of $16.8 million and our non-core Louisiana propylene pipeline in our Gathering, Processing and Transportation segment with no remaining carrying value. As of June 30, 2015, we reclassified these assets as held for sale in “Other current assets” on our consolidated statements of financial position at fair value, net of estimated costs to sell of $4.5 million. We ceased recognizing depreciation expense on these assets upon reclassification. We recorded a $12.3 million expected loss on disposal from sale of these assets during the second quarter of 2015. These non-cash impairment charges are included in “Asset impairment” on our consolidated statements of income.

8. GOODWILL

Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. Our goodwill originated from acquisitions by EEP that are fully associated with our gathering, processing and transportation and logistics and marketing businesses. As of December 31, 2014, the carrying amount of goodwill was $226.5 million.

We test our goodwill for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. During May 2015, due to adverse market conditions facing our business, we learned from producers that reductions in drilling will be sustained and prolonged due to continued low prices for natural gas and NGLs. As a result, we determined that the impact on our forecasted operating profits and cash flows for both the gathering, processing and transportation and marketing reporting units for the next five years would be significantly reduced from our prior forecasts.

As a result, we performed the first step of our goodwill impairment analysis and determined that the carrying value of the gathering, processing and transportation and marketing reporting units exceeded fair value. We completed the second step of the goodwill impairment analysis comparing the implied fair value of the reporting units to the carrying amounts of that goodwill and determined that goodwill was completely impaired, including $206.1 million for the Gathering, Processing and Transportation segment and $20.4 million for the Logistics and Marketing segment. The total impairment charge of $226.5 million is presented as “Goodwill impairment” on our consolidated statement of income for the three and six months ended June 30, 2015.

We measure the fair value of our reporting units primarily by using a discounted cash flow analysis. In addition, we also consider overall market capitalization of our business, cash flow measurement data and other factors. Our estimate of fair value required us to use significant unobservable inputs representative of a Level 3 fair value measurement, including assumptions related to the future performance of our gathering, processing and transportation and marketing reporting units.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating revenues	$28.6	$19.2	$57.4	$24.4
Operating expenses	$11.7	$11.9	$22.7	$20.3
Net income	$16.8	$7.2	$34.5	$4.1

10. DEBT

The following table presents the carrying amounts, net of related unamortized discounts, of our consolidated debt obligations.

	Interest Rate	June 30, 2015	December 31, 2014
		(in millions)
Credit Agreement	2.410%	$410.0	$360.0
Series A Senior Notes due 2019	3.560%	75.0	75.0
Series B Senior Notes due 2021	4.040%	175.0	175.0
Series C Senior Notes due 2024	4.420%	150.0	150.0
Total		$810.0	$760.0

Our interest cost for the three and six months ended June 30, 2015, and 2014, is comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Interest cost incurred	$7.6	$3.0	$15.2	$6.3
Less: Interest capitalized	0.4	0.2	1.3	0.2
Interest expense, net	$7.2	$2.8	$13.9	$6.1

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

At June 30, 2015, we had $410.0 million in outstanding borrowings under the Credit Agreement at a weighted average interest rate of 2.41%. Under the Credit Agreement, we had net borrowings of approximately $50.0 million during the six months ended June 30, 2015, which includes gross borrowings of $2,505.0 million and gross repayments of $2,455.0 million. At June 30, 2015, we were in compliance with the terms of our financial covenants in the Credit Agreement.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. DEBT  – (continued)

Senior Notes

Our senior notes in the aggregate amount of $400.0 million were issued in a private placement on September 30, 2014 and consist of three tranches: $75.0 million of 3.56% Series A Senior Notes due in 2019; $175.0 million of 4.04% Series B Senior Notes due in 2021; and $150.0 million of 4.42% Series C Senior Notes due in 2024, collectively the Notes. All of the Notes pay interest semi-annually on March 31 and September 30, which commenced on March 31, 2015. At June 30, 2015, we were in compliance with the terms of our financial covenants under the note purchase agreement.

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

The annual costs that Midcoast Operating will incur under the Financial Support Agreement are based on the cumulative average amount of letters of credit and guarantees that EEP will provide on Midcoast Operating’s and its wholly owned subsidiaries’ behalf multiplied by a 2.5% annual fee. Midcoast Operating incurred $0.1 million and $0.3 million of these costs for the three and six months ended June 30, 2015, respectively, which is included in “Operating and maintenance-affiliate” on our consolidated statements of income.

Available Credit

At June 30, 2015, we have approximately $440.0 million available under the terms of our Credit Agreement, determined as follows:

(in millions)
Total credit limit under Credit Agreement	$850.0
Amounts outstanding under Credit Agreement	(410.0)
Total amount available at June 30, 2015	$440.0

Fair Value of Debt Obligations

The carrying amount of our outstanding borrowings under the Credit Agreement approximates the fair value at June 30, 2015 and December 31, 2014, respectively, due to the short-term nature and frequent repricing of the amounts outstanding under these obligations. The outstanding borrowings under the Credit Agreement are included with our long-term debt obligations above since we have the ability and the intent to refinance the amounts outstanding on a long-term basis.

The approximate fair values of our fixed-rate debt obligations were $384.6 million at June 30, 2015. We determined the approximate fair values using a standard methodology that incorporates pricing points that are obtained from independent, third-party investment dealers who actively make markets in our debt securities. We use these pricing points to calculate the present value of the principal obligation to be repaid at maturity and all future interest payment obligations for any debt outstanding. The fair value of our long-term debt obligations is categorized as Level 2 within the fair value hierarchy.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. PARTNERS’ CAPITAL

Distribution to Partners

The following table sets forth our distributions, as approved by the board of directors of our General Partner, during the six months ended June 30, 2015.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit	Cash Distributed
			(in millions, except per unit amounts)
April 29, 2015	May 8, 2015	May 15, 2015	$0.34750	$16.0
January 28, 2015	February 6, 2015	February 13, 2015	$0.34250	$15.8

Changes in Partners’ Capital

The following table presents significant changes in partners’ capital accounts attributable to our General Partner and limited partners as well as the noncontrolling interest in our consolidated subsidiary during the six months ended June 30, 2015 and 2014.

	For the six month ended June 30,
	2015	2014
	(in millions)
Class A common units:
Beginning balance	$634.2	$495.3
Net loss	(76.7)	(2.1)
Distributions	(15.6)	(10.8)
Ending balance	$541.9	$482.4
Subordinated units:
Beginning balance	$1,174.0	$1,035.1
Net loss	(76.7)	(2.1)
Distributions	(15.6)	(10.8)
Ending balance	$1,081.7	$1,022.2
General Partner units:
Beginning balance	$47.8	$42.2
Net loss	(3.1)	—
Distributions	(0.6)	(0.5)
Ending balance	$44.1	$41.7
Accumulated other comprehensive income (loss)
Beginning balance	$11.6	$(3.1)
Changes in fair value of derivative financial instruments reclassified to earnings	(8.0)	4.0
Changes in fair value of derivative financial instruments recognized in other comprehensive income (loss)	2.4	(4.6)
Ending balance	$6.0	$(3.7)
Noncontrolling interest
Beginning balance	$2,529.0	$2,983.2
Capital contributions	90.9	82.3
Comprehensive income:
Net income (loss)	(130.1)	4.1
Other comprehensive loss, net of tax	(5.3)	(1.0)
Distributions to noncontrolling interest	(45.8)	(61.2)
Ending balance	$2,438.7	$3,007.4
Total partners’ capital at end of period	$4,112.4	$4,550.0

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. PARTNERS’ CAPITAL  – (continued)

Securities Authorized for Issuance under LTIP

In connection with our LTIP, we filed a registration statement on Form S-8 with the SEC registering the issuance of 3,750,000 Class A common units that are issuable pursuant to awards that may be granted under the LTIP. As of June 30, 2015, we have not granted any awards for Class A common units under our LTIP.

Shelf-Registration Statement

From time to time, we may seek to satisfy liquidity needs through the offer and sale of debt or equity securities in public offerings. To that end, in December 2014, we filed a shelf-registration statement on Form S-3 with the SEC, which became effective on February 5, 2015, with a proposed aggregate offering price for all securities registered of $1.5 billion.

12. RELATED PARTY TRANSACTIONS

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

Under the Intercorporate Services Agreement, we reimburse EEP and its affiliates for the costs and expenses incurred in providing us with such services. The amounts incurred by us through EEP for services received pursuant to the Intercorporate Services Agreement are reflected in “Operating and maintenance —  affiliate” and “General and administrative — affiliate” on our consolidated statements of income. EEP has agreed to reduce the amounts payable for general and administrative expenses that otherwise would have been allocable to Midcoast Operating by $25.0 million annually. As a result, for the three and six months ended June 30, 2015, we recognized $6.2 million and $12.5 million, respectively, as a reduction to “Due to General Partner and affiliates” with the offset recorded as a contribution to “Noncontrolling interest” in our consolidated statements of financial position.

Enbridge and Enbridge Management and their respective affiliates allocated direct workforce costs to us for our construction projects of $2.2 million and $5.8 million as of June 30, 2015, and December 31, 2014, respectively, that we recorded as additions to “Property, plant and equipment, net” on our consolidated statements of financial position.

Affiliate Revenues and Purchases

We sell natural gas, NGLs and crude oil at market prices on the date of sale to Enbridge and its affiliates. The sales to Enbridge and its affiliates are presented in “Operating revenue — affiliate” on our consolidated statements of income. We also purchase natural gas, NGLs and crude oil at market prices on the date of purchase from Enbridge and its affiliates for sale to third parties. The purchases of natural gas, NGLs and crude oil from Enbridge and its affiliates are presented in “Cost of natural gas and natural gas liquids —  affiliate” on our consolidated statements of income.

Also, included in “Cost of natural gas and natural gas liquids — affiliate,” are $4.6 million and $6.1 million for the three months ended June 30, 2015 and 2014, respectively, and $8.3 million and $11.4 million for the six months ended June 30, 2015 and 2014, respectively, of pipeline transportation and demand fees from Texas Express NGL system. Our logistics and marketing business has made commitments to transport up to 120,000 barrels per day, or Bpd, of NGLs on the Texas Express NGL system from 2015 to 2022. The current commitment level is 27,000 Bpd.

Routine purchases and sales with affiliates are settled monthly through MEP's centralized treasury function at terms that are consistent with third-party transactions for the three and six months ended June 30, 2015 and 2014. Routine purchases and sales with affiliates that have not yet been settled are included in “Due from General Partner and affiliates” and “Due to General Partner and affiliates” on our consolidated statements of financial position.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. RELATED PARTY TRANSACTIONS  – (continued)

Partners' Capital Transactions

Midcoast Operating paid cash distributions to EEP for its ownership interest in Midcoast Operating totaling $26.0 million and $23.8 million for the three months ended June 30, 2015 and 2014, respectively, and $45.8 million and $61.2 million for the six months ended June 30, 2015 and 2014, respectively. In addition, we paid cash distributions to EEP for its ownership interest in us totaling $8.6 million and $7.8 million for the three months ended June 30, 2015 and 2014, respectively, and $17.1 million and $11.9 million for the six months ended June 30, 2015 and 2014, respectively. These amounts are reflected in “Distributions to noncontrolling interest” and “Distributions to partners,” respectively, on our consolidated statements of cash flows.

Sale of Accounts Receivable

We sold and derecognized receivables to an indirect wholly-owned subsidiary of Enbridge for $537.1 million and $880.2 million for the three months ended June 30, 2015 and 2014, respectively, and $1,242.5 million and $1,856.5 million for the six months ended June 30, 2015 and 2014, respectively. We received cash proceeds of $536.9 million and $880.0 million for the three months ended June 30, 2015 and 2014, respectively, and $1,242.2 million and $1,856.0 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, $218.1 million and $272.7 million, respectively, of the receivables were outstanding and had not been collected on behalf of the Enbridge subsidiary.

Consideration for the receivables sold is equivalent to the carrying value of the receivables less a discount for credit risk. The difference between the carrying value of the receivables sold and the cash proceeds received is recognized in “General and administrative — affiliate” expense in our consolidated statements of income. The expense stemming from the discount on the receivables sold was $0.2 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015 and December 31, 2014, we had $2.2 million and $17.7 million, respectively, included in “Restricted cash” on our consolidated statements of financial position, consisting of cash collections related to the receivables sold that have yet to be remitted to the Enbridge subsidiary.

13. COMMITMENTS AND CONTINGENCIES

Environmental Liabilities

We are subject to federal and state laws and regulations relating to the protection of the environment. Environmental risk is inherent to the operating activities of our gathering, processing and transportation and logistics and marketing businesses, and we are, at times, subject to environmental cleanup and enforcement actions. We manage this environmental risk through appropriate environmental policies and practices to minimize any impact our operations may have on the environment. To the extent that we are unable to recover payment for environmental liabilities from insurance or otherwise, we will be responsible for payment of liabilities arising from environmental incidents associated with the operating activities of our gathering, processing and transportation and logistics and marketing businesses. We continue to voluntarily monitor past leak sites on our systems for the purpose of assessing whether any remediation is required in light of current regulations. As of June 30, 2015, we did not have any remaining material accrued environmental liabilities. As of December 31, 2014, we had $0.2 million of accrued environmental liabilities included in “Other long-term liabilities” on our consolidated statements of financial position.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Our net income and cash flows are subject to volatility stemming from fluctuations in commodity prices of natural gas, NGLs, condensate and fractionation margins. Fractionation margins represent the relative difference between the price we receive from NGL and condensate sales and the corresponding cost of natural gas we purchase for processing. Our exposure to commodity price risk exists within both of our segments. We use derivative financial instruments (i.e., futures, forwards, swaps, options, and other financial instruments with similar characteristics) to manage the risks associated with market fluctuations in commodity prices, as well as to reduce the volatility in our cash flows. Based on our risk management policies, all of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into with the objective of speculating on commodity prices. We have hedged a portion of our exposure to the variability in future cash flows associated with commodity price risks in future periods in accordance with our risk management policies. Our derivative instruments that are designated for hedge accounting under authoritative guidance are classified as cash flow hedges.

Derivative Positions

Our derivative financial instruments are included at their fair values in the consolidated statements of financial position as follows:

	June 30, 2015	December 31, 2014
	(in millions)
Other current assets	$116.3	$164.7
Other assets, net	49.7	91.5
Accounts payable and other(1)	(44.0)	(74.4)
Other long-term liabilities	(16.3)	(22.5)
Due from General Partner and affiliates	—	0.3
	$105.7	$159.6

(1)	Includes $11.5 million and $28.4 million of cash collateral at June 30, 2015 and December 31, 2014, respectively.

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

	June 30, 2015	December 31, 2014
	(in millions)
Counterparty Credit Quality(1)
AAA	$0.1	$0.1
AA(2)	60.8	74.4
A	34.0	67.1
Lower than A	10.8	18.0
	$105.7	$159.6

(1)	As determined by nationally-recognized statistical ratings organizations.
(2)	Includes $11.5 million and $28.4 million of cash collateral at June 30, 2015 and December 31, 2014, respectively.

As the net value of our derivative financial instruments has decreased in response to changes in forward commodity prices, our outstanding financial exposure to third parties has also decreased. When credit thresholds are met pursuant to the terms of our International Swaps and Derivatives Association, Inc., or ISDA®, financial contracts, we have the right to require collateral from our counterparties. We include any cash collateral received in

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

the balances listed above. As of June 30, 2015, and December 31, 2014, we were holding cash collateral of $11.5 million and $28.4 million on our asset exposures, respectively. Cash collateral is classified as “Restricted cash” in our consolidated statements of financial position. When we are in a position of posting collateral to cover our counterparties’ exposure to our non-performance, the collateral is provided through letters of credit, which are not reflected above.

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

At June 30, 2015, and December 31, 2014, we had credit concentrations in the following industry sectors, as presented below:

	June 30, 2015	December 31, 2014
	(in millions)
United States financial institutions and investment banking entities(1)	$65.3	$88.5
Non-United States financial institutions	12.7	30.7
Integrated oil companies	0.8	1.7
Other	26.9	38.7
	$105.7	$159.6

(1)	Includes $11.5 million and $28.4 million of cash collateral at June 30, 2015 and December 31, 2014, respectively.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Effect of Derivative Instruments on the Consolidated Statements of Financial Position

		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
	Financial Position Location	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
		(in millions)
Derivatives designated as cash flow hedging instruments:(1)
Commodity contracts	Other current assets	$12.9	$26.1	$—	$—
Commodity contracts	Other assets	—	2.1	—	—
		12.9	28.2	—	—
Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	103.4	138.6	—	—
Commodity contracts	Other assets	49.7	89.4	—	—
Commodity contracts	Accounts payable and other(2)	—	—	(32.5)	(46.0)
Commodity contracts	Other long-term liabilities	—	—	(16.3)	(22.5)
Commodity contracts	Due from general partner and affiliates	—	0.3	—	—
		153.1	228.3	(48.8)	(68.5)
Total derivative instruments		$166.0	$256.5	$(48.8)	$(68.5)

(1)	Includes items currently designated as hedging instruments. Excludes the portion of de-designated hedges which may have a component remaining in AOCI.
(2)	Excludes total of $11.5 million and $28.4 million of cash collateral at June 30, 2015 and December 31, 2014, respectively.

Accumulated Other Comprehensive Income

We record the change in fair value of our highly effective cash flow hedges in AOCI until the derivative financial instruments are settled, at which time they are reclassified to earnings. As of June 30, 2015 and December 31, 2014, we included in AOCI unrecognized gains of approximately $0.2 million and unrecognized losses of approximately $0.1 million, respectively, associated with derivative financial instruments that qualified for and were classified as cash flow hedges of forecasted transactions that were subsequently de-designated, settled, or terminated. These gains are reclassified to earnings over the periods during which the originally hedged forecasted transactions affect earnings.

During the six months ended June 30, 2015 and 2014, unrealized commodity hedge gains of $0.6 million and losses of $0.2 million, respectively, were de-designated as a result of the hedges no longer meeting hedge accounting criteria. We estimate that approximately $13.6 million, representing unrealized net gains from our cash flow hedging activities based on pricing and positions at June 30, 2015, will be reclassified from AOCI to earnings during the next 12 months.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)	Location of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)	Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
			(in millions)
For the three months ended June 30, 2015
Commodity contracts	$(7.7)	Cost of natural gas and natural gas liquids	$7.1	Cost of natural gas and natural gas liquids	$—
For the three months ended June 30, 2014
Commodity contracts	$(3.2)	Cost of natural gas and natural gas liquids	$(3.8)	Cost of natural gas and natural gas liquids	$(1.1)
For the six months ended June 30, 2015
Commodity contracts	$(11.3)	Cost of natural gas and natural gas liquids	$15.5	Cost of natural gas and natural gas liquids	$(4.0)
For the six months ended June 30, 2014
Commodity contracts	$(3.3)	Cost of natural gas and natural gas liquids	$(10.3)	Cost of natural gas and natural gas liquids	$0.6

(1)	Includes only the ineffective portion of derivatives that are designated as hedging instruments and does not include net gains or losses associated with derivatives that do not qualify for hedge accounting treatment.

Components of Accumulated Other Comprehensive Income/(Loss)

	Cash Flow Hedges
	2015	2014
	(in millions)
Balance at January 1,	$11.6	$(3.1)
Other Comprehensive Income before reclassifications(1)	2.3	(4.6)
Amounts reclassified from AOCI(2)(3)	(8.0)	4.0
Tax benefit (expense)	0.1	—
Net other comprehensive loss	$(5.6)	$(0.6)
Balance at June 30,	$6.0	$(3.7)

(1)	Excludes NCI gain of $2.2 million and NCI loss of $7.3 million reclassified from AOCI at June 30, 2015 and 2014, respectively.
(2)	Excludes NCI loss of $7.5 million and NCI gain of $6.3 million reclassified from AOCI at June 30, 2015 and 2014, respectively.
(3)	For additional details on the amounts reclassified from AOCI, reference the Reclassifications from Accumulated Other Comprehensive Income table below.

Reclassifications from Accumulated Other Comprehensive Income

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Losses (gains) on cash flow hedges:
Commodity Contracts(1)(2)(3)	$(3.7)	$1.4	$(8.0)	$4.0
Total Reclassifications from AOCI	$(3.7)	$1.4	$(8.0)	$4.0

(1)	Loss (gain) reported within “Cost of natural gas and natural gas liquids” in the consolidated statements of income.
(2)	Excludes NCI loss of $3.4 million and NCI gain of $2.4 million reclassified from AOCI for the three months ended June 30, 2015 and 2014, respectively.
(3)	Excludes NCI loss of $7.5 million and NCI gain of $6.3 million reclassified from AOCI for the six months ended June 30, 2015 and 2014, respectively.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Effect of Derivative Instruments on Consolidated Statements of Income

		For the three months ended June 30,		For the six months ended June 30,
	Location of Gain or (Loss) Recognized in Earnings	2015	2014	2015	2014
Derivatives Not Designated as Hedging Instruments		Amount of Gain or (Loss) Recognized in Earnings(1)(2)		Amount of Gain or (Loss) Recognized in Earnings(1)(2)
		(in millions)
Commodity contracts	Operating revenue	$2.1	$2.3	$(15.2)	$3.1
Commodity contracts	Operating revenue – affiliate	(0.1)	0.5	(0.3)	0.5
Commodity contracts	Cost of natural gas and natural gas liquids(3)	(8.5)	(13.0)	3.6	(19.4)
Total		$(6.5)	$(10.2)	$(11.9)	$(15.8)

(1)	Does not include settlements associated with derivative instruments that settle through physical delivery.
(2)	Includes only net gains or losses associated with those derivatives that do not qualify for hedge accounting treatment and does not include the ineffective portion of derivatives that are designated as hedging instruments.
(3)	Includes settlements gains (losses) of $18.0 million and ($0.2) million for the three months ended June 30, 2015 and 2014, respectively, and settlement gains (losses) of $43.7 million and ($8.7) million for the six months ended June 30, 2015 and 2014, respectively.

We record the fair market value of our derivative financial and physical instruments in the consolidated statements of financial position as current and long-term assets or liabilities on a gross basis. However, the terms of the ISDA®, which govern our financial contracts and our other master netting agreements, allow the parties to elect, in respect of all transactions under the agreement, in the event of a default and upon notice to the defaulting party, for the non-defaulting party to set-off all settlement payments, collateral held and any other obligations (whether or not then due), which the non-defaulting party owes to the defaulting party. The effect of the rights of set-off are outlined below.

Offsetting of Financial Assets and Derivative Assets

	As of June 30, 2015
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$166.0	$—	$166.0	$(53.4)	$112.6

	As of December 31, 2014
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$256.5	$—	$256.5	$(91.8)	$164.7

(1)	Includes $11.5 million and $28.4 million of cash collateral at June 30, 2015 and December 31, 2014, respectively.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Offsetting of Financial Liabilities and Derivative Liabilities

	As of June 30, 2015
	Gross Amount of Recognized Liabilities(1)	Gross Amount Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$(60.3)	$—	$(60.3)	$53.4	$(6.9)

	As of December 31, 2014
	Gross Amount of Recognized Liabilities(1)	Gross Amount Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$(96.9)	$—	$(96.9)	$91.8	$(5.1)

(1)	Includes $11.5 million and $28.4 million of cash collateral at June 30, 2015 and December 31, 2014, respectively.

Inputs to Fair Value Derivative Instruments

The following table sets forth by level within the fair value hierarchy our net financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015, and December 31, 2014. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our valuation of the financial assets and liabilities and their placement within the fair value hierarchy.

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Commodity contracts:
Financial	$—	$8.8	$20.1	$28.9	$—	$19.1	$42.7	$61.8
Physical	—	—	12.3	12.3	—	—	19.5	19.5
Commodity options	—	—	76.0	76.0	—	—	106.7	106.7
	$—	$8.8	$108.4	$117.2	$—	$19.1	$168.9	$188.0
Cash Collateral				(11.5)				(28.4)
Total				$105.7				$159.6

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

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

Quantitative Information About Level 3 Fair Value Measurements

	Fair Value at June 30, 2015(2)	Valuation Technique	Unobservable Input	Range(1)
Contract Type				Lowest	Highest	Weighted Average	Units
	(in millions)
Commodity Contracts – Financial
Natural Gas	$0.7	Market Approach	Forward Gas Price	2.54	3.59	2.96	MMBtu
NGLs	$19.4	Market Approach	Forward NGL Price	0.20	1.25	0.60	Gal
Commodity Contracts – Physical
Natural Gas	$2.0	Market Approach	Forward Gas Price	2.52	4.29	2.91	MMBtu
Crude Oil	$(0.2)	Market Approach	Forward Crude Oil Price	47.45	63.00	59.84	Bbl
NGLs	$10.5	Market Approach	Forward NGL Price	0.20	1.31	0.49	Gal
Commodity Options
Natural Gas, Crude and NGLs	$76.0	Option Model	Option Volatility	10%	62%	35%
Total Fair Value	$108.4

(1)	Prices are in dollars per Millions of British Thermal Units, or MMBtu, for Natural Gas, dollars per Gallon, or Gal, for NGLs and dollars per barrel, or Bbl, for Crude Oil.
(2)	Fair values include credit valuation adjustment losses of approximately $0.3 million.

Quantitative Information About Level 3 Fair Value Measurements

	Fair Value at December 31, 2014(2)	Valuation Technique	Unobservable Input	Range(1)
Contract Type				Lowest	Highest	Weighted Average	Units
	(in millions)
Commodity Contracts – Financial
Natural Gas	$0.6	Market Approach	Forward Gas Price	2.55	3.72	3.04	MMBtu
NGLs	$42.1	Market Approach	Forward NGL Price	0.48	1.14	0.64	Gal
Commodity Contracts – Physical
Natural Gas	$1.5	Market Approach	Forward Gas Price	1.55	4.08	3.08	MMBtu
Crude Oil	$(0.9)	Market Approach	Forward Crude Oil Price	49.57	55.60	53.51	Bbl
NGLs	$18.9	Market Approach	Forward NGL Price	0.06	1.21	0.54	Gal
Commodity Options
Natural Gas, Crude and NGLs	$106.7	Option Model	Option Volatility	19%	94%	36%
Total Fair Value	$168.9

(1)	Prices are in dollars per MMBtu for Natural Gas, Gal for NGLs, and Bbl for Crude Oil.
(2)	Fair values include credit valuation adjustment losses of approximately $1.0 million.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Level 3 Fair Value Reconciliation

The table below provides a reconciliation of changes in the fair value of our Level 3 financial assets and liabilities measured on a recurring basis from January 1, 2015 to June 30, 2015. No transfers of assets between any of the Levels occurred during the period.

	Commodity Financial Contracts	Commodity Physical Contracts	Commodity Options	Total
	(in millions)
Beginning balance as of January 1, 2015	$42.7	$19.5	$106.7	$168.9
Transfer out of Level 3(1)	—	—	—	—
Gains or losses included in earnings:
Reported in Operating revenue	—	3.8	—	3.8
Reported in Cost of natural gas and natural gas liquids	(2.2)	13.2	(3.9)	7.1
Gains or losses included in other comprehensive income:
Reported in Other comprehensive income (loss), net of tax	(0.4)	—	—	(0.4)
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Sales	—	—	2.0	2.0
Settlements(2)	(20.0)	(24.2)	(28.8)	(73.0)
Ending balance as of June 30, 2015	$20.1	$12.3	$76.0	$108.4
Amounts reported in Operating revenue	$—	$(15.5)	$—	$(15.5)
Amount of changes in net assets attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date:
Reported in Operating revenue	$—	$5.6	$—	$5.6
Reported in Cost of natural gas and natural gas liquids	$(2.0)	$5.8	$(0.9)	$2.9

(1)	Our policy is to recognize transfers as of the last day of the reporting period.
(2)	Settlements represent the realized portion of forward contracts.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Fair Value Measurements of Commodity Derivatives

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity based swaps and physical contracts at June 30, 2015 and December 31, 2014.

	At June 30, 2015						At December 31, 2014
			Wtd. Average Price(2)		Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)	Receive	Pay	Asset	Liability	Asset	Liability
					(in millions)
Portion of contracts maturing in 2015
Swaps
Receive variable/pay fixed	Natural Gas	1,558,292	$2.77	$2.83	$0.1	$(0.2)	$—	$(0.7)
	NGL	901,000	$32.48	$36.64	$0.1	$(3.8)	$—	$(6.8)
	Crude Oil	504,000	$60.30	$84.19	$—	$(12.0)	$—	$(27.4)
Receive fixed/pay variable	Natural Gas	2,550,938	$3.00	$2.83	$0.5	$—	$3.7	$—
	NGL	1,720,600	$38.80	$28.84	$17.4	$(0.3)	$39.2	$—
	Crude Oil	701,440	$87.57	$60.28	$19.0	$—	$42.4	$—
Receive variable/pay variable	Natural Gas	47,491,500	$2.73	$2.72	$1.5	$(1.2)	$1.5	$(1.7)
Physical Contracts
Receive variable/pay fixed	Natural Gas	106,700	$2.66	$2.70	$—	$—	$—	$—
	NGL	767,000	$11.59	$11.40	$0.2	$(0.1)	$—	$(3.6)
	Crude Oil	33,400	$59.60	$59.45	$—	$—	$—	$—
Receive fixed/pay variable	Natural Gas	209,936	$2.81	$2.73	$—	$—	$—	$—
	NGL	3,396,447	$21.07	$19.97	$4.9	$(1.2)	$19.8	$—
	Crude Oil	107,000	$59.58	$59.69	$—	$(0.1)	$0.5	$—
Receive variable/pay variable	Natural Gas	136,481,498	$2.80	$2.79	$1.1	$(0.2)	$2.2	$(1.0)
	NGL	8,585,747	$23.33	$22.75	$5.6	$(0.6)	$3.7	$(1.0)
	Crude Oil	911,227	$58.61	$58.91	$1.1	$(1.4)	$0.3	$(1.7)
Portion of contracts maturing in 2016
Swaps
Receive variable/pay fixed	Natural Gas	363,514	$2.83	$3.41	$—	$(0.2)	$—	$(0.1)
	NGL	823,500	$28.45	$30.70	$—	$(1.8)	$—	$—
	Crude Oil	415,950	$62.01	$82.69	$—	$(8.6)	$—	$(8.1)
Receive fixed/pay variable	Natural Gas	1,898,100	$3.21	$3.24	$0.1	$(0.1)	$—	$—
	NGL	883,500	$38.48	$28.05	$9.2	$—	$9.3	$—
	Crude Oil	415,950	$85.08	$62.01	$9.5	$—	$9.1	$—
Receive variable/pay variable	Natural Gas	50,739,000	$3.01	$2.99	$1.6	$(1.0)	$0.5	$(0.3)
Physical Contracts
Receive fixed/pay variable	Natural Gas	63,850	$3.11	$3.06	$—	$—	$—	$—
	NGL	38,963	$32.99	$31.84	$0.1	$—	$—	$—
Receive variable/pay variable	Natural Gas	99,005,643	$3.13	$3.12	$0.8	$—	$0.7	$(0.4)
	NGL	9,676,152	$21.94	$21.76	$1.8	$—	$—	$—
	Crude Oil	30,400	$61.65	$59.30	$0.1	$—	$—	$—
Portion of contracts maturing in 2017
Swaps
Receive variable/pay fixed	Natural Gas	24,030	$3.27	$3.48	$—	$—	$—	$—
	NGL	547,500	$23.14	$25.86	$—	$(1.5)	$—	$—
	Crude Oil	547,500	$63.62	$66.72	$—	$(1.7)	$—	$—
Receive fixed/pay variable	NGL	547,500	$23.59	$23.14	$0.6	$(0.3)	$0.7	$—
	Crude Oil	547,500	$66.78	$63.62	$2.1	$(0.4)	$0.8	$—
Receive variable/pay variable	Natural Gas	5,910,000	$3.24	$3.20	$0.2	$—	$—	$—
Physical Contracts
Receive variable/pay variable	Natural Gas	28,097,550	$3.39	$3.38	$0.2	$—	$0.2	$(0.1)
Portion of contracts maturing in 2018
Physical Contracts
Receive variable/pay variable	Natural Gas	5,787,810	$3.57	$3.56	$0.1	$—	$—	$—
Portion of contracts maturing in 2019
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$3.54	$3.51	$—	$—	$—	$—
Portion of contracts maturing in 2020
Physical Contracts
Receive variable/pay variable	Natural Gas	359,640	$3.86	$3.83	$—	$—	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.
(2)	Weighted average prices received and paid are in $/MMBtu for natural gas and $/Bbl for NGL and crude oil.
(3)	The fair value is determined based on quoted market prices at June 30, 2015, and December 31, 2014, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment losses of approximately $0.0 million and $0.4 million at June 30, 2015 and December 31, 2014, respectively, as well as cash collateral received.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

The following table provides summarized information about the fair value of expected cash flows of our outstanding commodity options at June 30, 2015 and December 31, 2014.

	At June 30, 2015						At December 31, 2014
	Commodity	Notional(1)	Strike Price(2)	Market Price(2)	Fair Value(3)		Fair Value(3)
					Asset	Liability	Asset	Liability
					(in millions)
Portion of option contracts maturing in 2015
Puts (purchased)	Natural Gas	2,024,000	$3.90	$2.90	$2.1	$—	$3.8	$—
	NGL	1,159,200	$43.32	$25.70	$20.6	$—	$40.2	$—
	Crude Oil	368,000	$81.56	$60.38	$7.9	$—	$18.8	$—
Calls (written)	Natural Gas	644,000	$5.05	$2.90	$—	$—	$—	$—
	NGL	745,200	$45.80	$24.93	$—	$(0.1)	$—	$(0.6)
	Crude Oil	368,000	$88.39	$60.38	$—	$—	$—	$(0.4)
Puts (written)	Natural Gas	2,024,000	$3.90	$2.91	$—	$(2.1)	$—	$(3.8)
	NGL	46,000	$77.28	$51.86	$—	$(1.2)	$—	$—
Calls (purchased)	Natural Gas	644,000	$5.05	$2.90	$—	$—	$—	$—
Portion of option contracts maturing in 2016
Puts (purchased)	Natural Gas	1,647,000	$3.75	$3.17	$1.2	$—	$1.0	$—
	NGL	2,836,500	$39.24	$27.06	$38.9	$—	$39.3	$—
	Crude Oil	805,200	$75.91	$62.08	$12.9	$—	$14.7	$—
Calls (written)	Natural Gas	1,647,000	$4.98	$3.17	$—	$(0.1)	$—	$(0.1)
	NGL	2,836,500	$45.14	$27.06	$—	$(2.8)	$—	$(3.2)
	Crude Oil	805,200	$86.68	$62.08	$—	$(0.8)	$—	$(2.7)
Puts (written)	Natural Gas	1,647,000	$3.75	$3.17	$—	$(1.2)	$—	$(1.0)
	NGL	91,500	$39.06	$29.66	$—	$(1.1)	$—	$—
Calls (purchased)	Natural Gas	1,647,000	$4.98	$3.17	$0.1	$—	$0.1	$—
	NGL	91,500	$46.41	$29.66	$0.1	$—	$—	$—
Portion of option contracts maturing in 2017
Puts (purchased)	NGL	547,500	$21.70	$23.14	$0.8	$—	$1.2	$—
	Crude Oil	547,500	$63.00	$63.62	$4.3	$—	$4.1	$—
Calls (written)	NGL	547,500	$25.34	$23.14	$—	$(0.6)	$—	$(0.7)
	Crude Oil	547,500	$71.45	$63.62	$—	$(2.7)	$—	$(3.3)

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.
(2)	Strike and market prices are in $/MMBtu for natural gas and in $/Bbl for NGL and crude oil.
(3)	The fair value is determined based on quoted market prices at June 30, 2015, and December 31, 2014, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude any credit valuation adjustment losses of approximately $0.2 million and $0.7 million at June 30, 2015 and December 31, 2014, respectively, as well as cash collateral received.

15. INCOME TAXES

We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our unitholders through the allocation of taxable income. Our income tax expense results from the enactment of franchise tax laws by the State of Texas that apply to entities organized as partnerships, and which is based upon many but not all items included in net income.

We computed our income tax expense by applying a Texas state income tax rate to modified gross margin. Our Texas state income tax rate was 0.5% for the six months ended June 30, 2015 and 2014. Our income tax benefit was $3.1 million and $2.3 million for the three and six months ended June 30, 2015, respectively. Our income tax expense was $0.8 million and $1.8 million for the three and six months ended June 30, 2014, respectively.

At June 30, 2015 and December 31, 2014, we included a current income tax payable of $0.5 million and $1.5 million, respectively, in “Property and other taxes payable” on our consolidated statements of financial position. In addition, at June 30, 2015 and December 31, 2014, we included a deferred income tax payable of $11.2 million and $14.2 million, respectively, in “Other long-term liabilities” on our consolidated statements of financial position to reflect the tax associated with the difference between the net basis in assets and liabilities for financial and state tax reporting.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15. INCOME TAXES  – (continued)

The Texas Legislature passed House Bill 32, and the tax bill was subsequently signed into law in June of 2015. The bill applies to original reports filed on or after January 1, 2016, and permanently reduces Texas franchise tax rates. Specifically, the general 1.0% rate will be reduced to 0.75%. As a result of this change, we have recorded a reduction in our deferred income tax payable reflected in “Other long-term liabilities” on our consolidated statement of financial position of approximately $3.5 million at June 30, 2015.

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

Each of our reportable segments is a business unit that offers different services and products that are managed separately, since each business segment requires different operating strategies. We conduct our business through two distinct reporting segments:

•	Gathering, Processing and Transportation; and
•	Logistics and Marketing.

The following tables present certain financial information relating to our business segments and corporate activities:

	For the three months ended June 30, 2015
	Gathering, Processing and Transportation	Logistics and Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$401.4	$689.2	$—	$1,090.6
Less: Intersegment revenue	295.3	15.2	—	310.5
Operating revenue	106.1	674.0	—	780.1
Cost of natural gas and natural gas liquids	19.9	650.7	—	670.6
Segment gross margin	86.2	23.3	—	109.5
Operating and maintenance	55.0	14.3	0.2	69.5
General and administrative	15.0	3.0	0.9	18.9
Goodwill impairment	206.1	20.4	—	226.5
Asset impairment	—	12.3	—	12.3
Depreciation and amortization	38.2	2.6	—	40.8
	314.3	52.6	1.1	368.0
Operating loss	(228.1)	(29.3)	(1.1)	(258.5)
Interest expense, net	—	—	7.2	7.2
Other income	5.9 (2)	—	0.2	6.1
Loss before income tax benefit	(222.2)	(29.3)	(8.1)	(259.6)
Income tax benefit	—	—	(3.1)	(3.1)
Net loss	$(222.2)	$(29.3)	$(5.0)	$(256.5)
Less: Net loss attributable to noncontrolling interest	—	—	(120.0)	(120.0)
Net income (loss) attributable to general and limited partner ownership interests in Midcoast Energy Partners, L.P.	$(222.2)	$(29.3)	$115.0	$(136.5)

(1)	Corporate consists of interest expense, interest income, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.
(2)	Other income for our Gathering, Processing and Transportation segment includes our equity investment in the Texas Express NGL system.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16. SEGMENT INFORMATION  – (continued)

	For the three months ended June 30, 2014
	Gathering, Processing and Transportation		Logistics and Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$694.0		$1,255.8	$—	$1,949.8
Less: Intersegment revenue	524.6		28.4	—	553.0
Operating revenue	169.4		1,227.4	—	1,396.8
Cost of natural gas and natural gas liquids	50.1		1,209.7	—	1,259.8
Segment gross margin	119.3		17.7	—	137.0
Operating and maintenance	67.2		16.8	0.2	84.2
General and administrative	17.1		2.5	2.0	21.6
Depreciation and amortization	34.9		1.9	—	36.8
	119.2		21.2	2.2	142.6
Operating income (loss)	0.1		(3.5)	(2.2)	(5.6)
Interest expense, net	—		—	2.8	2.8
Other income	2.3	(2)	—	0.1	2.4
Income (loss) before income tax expense	2.4		(3.5)	(4.9)	(6.0)
Income tax expense	—		—	0.8	0.8
Net income (loss)	2.4		(3.5)	(5.7)	(6.8)
Less: Net loss attributable to noncontrolling interest	—		—	(2.2)	(2.2)
Net income (loss) attributable to general and limited partner ownership interests in Midcoast Energy Partners, L.P.	$2.4		$(3.5)	$(3.5)	$(4.6)

(1)	Corporate consists of interest expense, interest income, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.
(2)	Other income for our Gathering, Processing and Transportation segment includes our equity investment in the Texas Express NGL system.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16. SEGMENT INFORMATION  – (continued)

	As of and for the six months ended June 30, 2015
	Gathering, Processing and Transportation	Logistics and Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$786.8	$1,454.5	$—	$2,241.3
Less: Intersegment revenue	562.6	25.1	—	587.7
Operating revenue	224.2	1,429.4	—	1,653.6
Cost of natural gas and natural gas liquids	41.8	1,407.9	—	1,449.7
Segment gross margin	182.4	21.5	—	203.9
Operating and maintenance	105.8	26.9	0.2	132.9
General and administrative	31.3	6.0	2.6	39.9
Goodwill impairment	206.1	20.4	—	226.5
Asset impairment	—	12.3	—	12.3
Depreciation and amortization	74.9	4.2	—	79.1
	418.1	69.8	2.8	490.7
Operating loss	(235.7)	(48.3)	(2.8)	(286.8)
Interest expense, net	—	—	13.9	13.9
Other income	11.6 (2)	—	0.2	11.8
Loss before income tax benefit	(224.1)	(48.3)	(16.5)	(288.9)
Income tax benefit	—	—	(2.3)	(2.3)
Net loss	(224.1)	(48.3)	(14.2)	(286.6)
Less: Net loss attributable to noncontrolling interest	—	—	(130.1)	(130.1)
Net income (loss) attributable to general and limited partner ownership interests in Midcoast Energy Partners, L.P.	$(224.1)	$(48.3)	$115.9	$(156.5)
Total assets	$4,973.1 (3)	$289.7	$102.6	$5,365.4
Capital expenditures (excluding acquisitions)	$101.2	$3.0	$0.1	$104.3

(1)	Corporate consists of interest expense, interest income, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.
(2)	Other income for our Gathering, Processing and Transportation segment includes our equity investment in the Texas Express NGL system.
(3)	Totals assets for our Gathering, Processing and Transportation segment includes $376.2 million for our equity investment in the Texas Express NGL system.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16. SEGMENT INFORMATION  – (continued)

	As of and for the six months ended June 30, 2014
	Gathering, Processing and Transportation	Logistics and Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$1,419.0	$2,728.8	$—	$4,147.8
Less: Intersegment revenue	1,046.3	57.8	—	1,104.1
Operating revenue	372.7	2,671.0	—	3,043.7
Cost of natural gas and natural gas liquids	134.9	2,613.6	—	2,748.5
Segment gross margin	237.8	57.4	—	295.2
Operating and maintenance	131.6	34.1	0.2	165.9
General and administrative	41.1	5.7	2.0	48.8
Depreciation and amortization	69.9	3.9	—	73.8
	242.6	43.7	2.2	288.5
Operating income (loss)	(4.8)	13.7	(2.2)	6.7
Interest expense, net	—	—	6.1	6.1
Other income	1.1 (2)	—	—	1.1
Income (loss) before income tax expense	(3.7)	13.7	(8.3)	1.7
Income tax expense	—	—	1.8	1.8
Net income (loss)	(3.7)	13.7	(10.1)	(0.1)
Less: Net income attributable to noncontrolling interest	—	—	4.1	4.1
Net income (loss) attributable to general and limited partner ownership interests in Midcoast Energy Partners, L.P.	$(3.7)	$13.7	$(14.2)	$(4.2)
Total assets	$4,917.7 (3)	$394.0	$330.1	$5,641.8
Capital expenditures (excluding acquisitions)	$99.9	$5.1	$1.6	$106.6

(1)	Corporate consists of interest expense, interest income, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.
(2)	Other income for our Gathering, Processing and Transportation segment includes our equity investment in the Texas Express NGL system.
(3)	Totals assets for our Gathering, Processing and Transportation segment includes $381.6 million for our equity investment in the Texas Express NGL system.

17. SUPPLEMENTAL CASH FLOW INFORMATION

In the “Cash used in investing activities” section of the consolidated statements of cash flows, we exclude changes that did not affect cash. The following is a reconciliation of cash used for additions to property, plant and equipment to total capital expenditures (excluding “Investment in joint ventures”):

	For the six months ended June 30,
	2015	2014
	(in millions)
Additions to property, plant and equipment	$110.0	$110.3
Decrease in construction payables	(5.7)	(3.7)
Total capital expenditures (excluding “Investment in joint ventures”)	$104.3	$106.6

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

18. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Revenues from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB delayed the effective date of the new revenue standard by one year. This accounting update is effective for annual and interim periods beginning after December 15, 2017 and may be applied on either a full or modified retrospective basis. We are currently evaluating which transition approach we will apply and the impact that this pronouncement will have on our consolidated financial statements.

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

Consolidation

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, which addresses concerns about the current accounting for consolidation of certain legal entities. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to certain entities from applying the variable interest entity, or VIE guidance. Among other things, the amended standard eliminates the specialized consolidation model and guidance for limited partnerships, which included the presumption that the general partner should consolidate a limited partnership. This accounting update is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted, and the new standard may be adopted either retrospectively or using a modified retrospective approach. We are currently evaluating which transition approach we will apply and the impact that this pronouncement will have on our consolidated financial statements, although we expect that this amended guidance will require us to (1) revisit our consolidation model and perform a VIE analysis for each limited partnership that we currently consolidate and (2) include additional disclosures within our consolidated financial statements.

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

19. SUBSEQUENT EVENTS

Distribution to Partners

On July 29, 2015, the board of directors of Midcoast Holdings, acting in its capacity as the General Partner of MEP, declared a cash distribution payable to our unitholders on August 14, 2015. The distribution will be paid to unitholders of record as of August 7, 2015, of our available cash of $16.3 million at June 30, 2015, or $0.3525 per limited partner unit. We will pay $7.5 million to our public Class A common unitholders, while $8.8 million in the aggregate will be paid to EEP with respect to its Class A common units and subordinated units and Midcoast Holdings, L.L.C., with respect to its general partner interest.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

19. SUBSEQUENT EVENTS  – (continued)

Midcoast Operating Distribution

On July 29, 2015, the general partner of Midcoast Operating declared a cash distribution by Midcoast Operating payable on August 14, 2015 to its partners of record as of August 7, 2015. Midcoast Operating will pay $27.9 million to us and $26.2 million to EEP.

On July 29, 2015, the partners of Midcoast Operating approved an amendment to Midcoast Operating’s limited partnership agreement that would potentially enhance our distributable cash flow, demonstrating EEP’s further support of our ongoing cash distribution strategy and growth outlook. The amendment will provide a mechanism for us to receive increased quarterly distributions from Midcoast Operating and for EEP to receive reduced quarterly distributions if our declared distribution exceeds our distributable cash, as that term is defined in Midcoast Operating’s limited partnership agreement. Midcoast Operating’s adjustment of EEP’s distribution will be limited by EEP’s pro rata share of the Midcoast Operating quarterly cash distribution and a maximum of $0.005 per unit quarterly distribution increase by us. There is no requirement for us to compensate EEP for these adjusted distributions, except for settling the Partnership’s capital accounts in a liquidation scenario. The amendment to the limited partnership agreement and the support it provides to our cash distribution is effective with the quarter ended June 30, 2015, and continues through and including the distribution made for the quarter ending December 31, 2017. For the second quarter of 2015, we did not receive an increased allocation of cash distributions from the Midcoast Operating as distributable cash flow generated in the second quarter exceeded the cash distribution amount we declared for payout.

Asset Purchase Agreement

On July 29, 2015, two wholly-owned subsidiaries of Midcoast Operating in the Logistics and Marketing segment entered into an Asset Purchase Agreement to sell certain natural gas inventories and assign certain storage agreements, transportation contracts and other arrangements to a third party. Midcoast Operating subsidiaries will now sell their products directly to third parties, instead of through the Logistics and Marketing segment.

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

RESULTS OF OPERATIONS — OVERVIEW

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

The following table reflects our operating income by business segment and corporate charges for the three and six months ended June 30, 2015, and 2014.

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating income (loss)
Gathering, Processing and Transportation	$(228.1)	$0.1	$(235.7)	$(4.8)
Logistics and Marketing	(29.3)	(3.5)	(48.3)	13.7
Corporate	(1.1)	(2.2)	(2.8)	(2.2)
Total operating income (loss)	(258.5)	(5.6)	(286.8)	6.7
Interest expense, net	7.2	2.8	13.9	6.1
Other income	6.1	2.4	11.8	1.1
Income tax expense (benefit)	(3.1)	0.8	(2.3)	1.8
Net loss	$(256.5)	$(6.8)	$(286.6)	$(0.1)

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

The changes in fair value of our derivatives are also presented as a reconciling item on our consolidated statements of cash flows. The following table presents the net changes in fair value associated with our derivative financial instruments:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Gathering, Processing and Transportation segment:
Hedge ineffectiveness	$—	$(1.1)	$(4.0)	$0.6
Non-qualified hedges	(29.6)	(9.2)	(41.5)	(10.6)
Logistics and Marketing segment:
Non-qualified hedges	5.1	(0.5)	(14.1)	3.8
Derivative fair value net gains (losses)	$(24.5)	$(10.8)	$(59.6)	$(6.2)

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

The following tables set forth the operating results of our Gathering, Processing and Transportation segment and approximate average daily volumes of natural gas throughput and NGLs produced on our major systems for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating revenues	$106.1	$169.4	$224.2	$372.7
Cost of natural gas and natural gas liquids	19.9	50.1	41.8	134.9
Segment gross margin	86.2	119.3	182.4	237.8
Operating and maintenance	55.0	67.2	105.8	131.6
General and administrative	15.0	17.1	31.3	41.1
Goodwill impairment	206.1	—	206.1	—
Depreciation and amortization	38.2	34.9	74.9	69.9
Operating expenses	314.3	119.2	418.1	242.6
Operating income (loss)	(228.1)	0.1	(235.7)	(4.8)
Other income	5.9	2.3	11.6	1.1
Net income (loss)	$(222.2)	$2.4	$(224.1)	$(3.7)
Operating Statistics (MMBtu/d)
East Texas	968,000	1,029,000	988,000	1,000,000
Anadarko	794,000	819,000	811,000	822,000
North Texas	274,000	300,000	281,000	286,000
Total	2,036,000	2,148,000	2,080,000	2,108,000
NGL Production (Bpd)	81,056	83,480	81,051	82,196

Three months ended June 30, 2015, compared with the three months ended June 30, 2014

The operating income of our Gathering, Processing and Transportation segment for the three months ended June 30, 2015, decreased $228.2 million, as compared with the same period in 2014, primarily as a result of a $206.1 million goodwill impairment charge that was recorded during the three months ended June 30, 2015. We performed a goodwill impairment analysis after we learned from customers during the second quarter 2015 that reductions in drilling will be prolonged in the producing basins in which we operate due to the continued low commodity price environment. As a result of this analysis, we determined that $206.1 million in goodwill was impaired. In the longer term, we expect our performance to strengthen although the pace and magnitude of improvement is less than we previously forecast given the forecast protracted recovery in commodity prices and related supply and demand fundamentals. In addition, segment gross margin decreased $33.1 million for the three months ended June 30, 2015, as compared with the same period in 2014. Partially offsetting the segment gross margin decrease were decreased operating and maintenance and general and administrative costs together due to cost reductions undertaken by management.

Segment gross margin experienced a net decrease of $19.3 million due to non-cash, mark-to-market losses of $29.6 million and $10.3 million for the three months ended June 30, 2015 and June 30, 2014, respectively. These losses are primarily related to the reversal of previously recognized unrealized market-to-market gains as the underlying transactions were settled.

Segment gross margin decreased $4.8 million for the three months ended June 30, 2015, as compared with the same period in 2014, due to decreased margins from lower commodity prices, net of hedges, related to contracts where we were paid in commodities for our services.

Segment gross margin decreased by approximately $9.3 million for the three months ended June 30, 2015 as compared to the same period in 2014, due to reduced production volumes. The average daily volumes of our major systems for the three months ended June 30, 2015, decreased by 112,000 MMBtu/d, or 5%, when compared to the same period in 2014. The average NGL production for the three months ended June 30, 2015, decreased by 2,424 Bpd, or 3%, when compared to the same period in 2014. The decrease in natural gas and NGL volumes was primarily attributable to the continued low commodity price environment for natural gas, NGLs, and condensate, which has resulted in reductions in drilling activity from producers in the areas we operate.

Operating and maintenance and general and administrative costs together decreased $14.3 million for the three months ended June 30, 2015, compared to the same period in 2014 primarily due to work force reductions and other management cost reduction efforts, which resulted in a decrease in contract labor as well as other related cost benefits.

Depreciation and amortization expense increased $3.3 million for the three months ended June 30, 2015, compared with the same period of 2014 due to additional assets that were placed into service.

Other income increased $3.6 million for the three months ended June 30, 2015, compared to the same period in 2014 as a result of increases in equity earnings on our investment in the Texas Express NGL system primarily from increases in demand payments from Texas Express shippers.

Six months ended June 30, 2015, compared with the six months ended June 30, 2014

The operating loss of our Gathering, Processing and Transportation segment for the six months ended June 30, 2015, increased $230.9 million, as compared with the same period of 2014, primarily due to the $206.1 million goodwill impairment charge recorded during 2015, as discussed above. In addition, segment gross margin decreased $55.4 million for the six months ended June 30, 2015, as compared with the same period in 2014.

Segment gross margin experienced a decrease of $35.5 million due to non-cash, mark-to-market losses of $45.5 million and $10.0 million for the six months ended June 30, 2015 and June 30, 2014, respectively. These losses are primarily related to the reversal of previously recognized unrealized market-to-market gains as the underlying transactions were settled.

Segment gross margin decreased $23.4 million for the six months ended June 30, 2015, as compared with the same period in 2014 due to decreased margins from lower commodity prices, net of hedges, related to contracts where we were paid in commodities for our services.

Segment gross margin decreased $3.1 million, compared to the same period in 2014, due to reduced production volumes. The average daily volumes of our major systems for the six months ended June 30, 2015, decreased by approximately 28,000 MMBtu/d, or 1%, when compared to the same period in 2014. The average NGL production for the six months ended June 30, 2015, decreased by 1,145 Bpd, or 1%, when compared to the same period in 2014. The decrease in natural gas and NGL volumes was primarily attributable to the continued low commodity price environment for natural gas, NGLs, and condensate, which has resulted in reductions in drilling activity from producers in the areas we operate.

Decreases in segment gross margin were offset by an increase of approximately $4.4 million compared to the same period in 2014, due to increases in service fees.

Operating and maintenance and general and administrative costs together decreased $35.6 million for the six months ended June 30, 2015, compared to the same period in 2014, primarily due to work force reductions and other management cost reduction efforts, which resulted in a decrease in contract labor as well as other related cost benefits.

Depreciation and amortization expense for our Gathering, Processing and Transportation segment increased $5.0 million, for the six months ended June 30, 2015, compared with the same period of 2014 due to additional assets that were placed into service.

Other income increased $10.5 million for the six months ended June 30, 2015, compared to the same period in 2014 as a result of increases in equity earnings on our investment in the Texas Express NGL system primarily from increases in demand payments from Texas Express shippers.

Future Prospects for Gathering, Processing and Transportation

We intend to expand our natural gas gathering and processing services by: (1) capturing opportunities within our footprint, (2) expanding outside of our footprint through strategic acquisitions, (3) providing an array of services for both natural gas and NGLs in combination with core asset optimization, and (4) capitalizing on new market opportunities by diversifying geographically and by commodity composition. We will pursue internal growth projects designed to provide exposure to incremental supplies of natural gas at the wellhead, increase opportunities to serve additional customers, including new wholesale customers, and allow expansion of our treating and processing businesses. Additionally, we will pursue acquisitions to expand our natural gas services in situations where we have natural advantages to create additional value.

Impact of Commodity Prices

Demand for our midstream services primarily depends upon the supply of natural gas and associated natural gas from crude oil development and the drilling rate for new wells. Demand for these services depends on overall economic conditions and commodity prices. Commodity prices for natural gas, NGLs, condensate and crude oil began declining during the fourth quarter of 2014, and the low commodity prices have continued throughout the first half of 2015. As a result, we expect reductions in drilling activity by producers in the areas we operate to continue until prices improve.

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

Beckville Cryogenic Processing Plant

In May 2015, we placed into service a cryogenic natural gas processing plant near Beckville in Panola County, Texas, which we refer to as the Beckville Processing Plant. This plant serves existing and prospective customers pursuing production in the Cotton Valley formation, which is comprised of approximately ten counties in East Texas and has been a steady producer of natural gas for decades, as well as the Eaglebine developments. Production from the Cotton Valley formation typically contains two to three gallons of NGLs per Mcf of natural gas. The region currently produces approximately 2.2 billion cubic feet per day, or Bcf/d, of natural gas with 73,000 Bpd of associated NGLs. Until recently, the primary exploitation method in the Cotton Valley formation has been vertical wells. Lower horizontal drilling costs, coupled with the latest fracturing technology, has brought significant interest back to this area. Economics associated with horizontal wells in the Cotton Valley formation compare favorably to other rich natural gas plays, which has encouraged producers to increase drilling activity in the region. Our Beckville processing plant is capable of processing approximately 150 MMcf/d of natural gas and producing approximately 8,500 Bpd of NGLs to accommodate the additional liquids-rich natural gas being developed within this geographical area in which our East Texas system operates. Related NGL takeaway infrastructure connecting the Beckville plant to third party NGL transportation systems was also constructed. This project cost approximately $165.0 million.

The project was funded by us and EEP based on our proportionate ownership percentages in Midcoast Operating, which currently are 51.6% and 48.4%, respectively.

Eaglebine Developments

The Eaglebine is an emerging oil play in East Texas that spans over five counties and is comprised of multiple formations, including but not limited to, the Woodbine, Buda, Glenrose and Eagle Ford formations. We have a series of construction projects and an acquisition in this play. We have commenced construction of a lateral and associated facilities that will create gathering capacity of over 50 MMcf/d for rich natural gas to be delivered from Eaglebine production areas to our complex of cryogenic processing facilities in East Texas. The initial facilities are projected to be placed in service by late 2015. We also expect to construct an additional lateral by the third quarter of 2016 to fully utilize this gathering capacity with the rest of our processing assets. Given the proximity of our existing East Texas assets, this expansion into Eaglebine will allow us to offer gathering and processing services while leveraging assets on our existing footprint.

On February 27, 2015, we acquired from NGR its midstream operations in Leon, Madison and Grimes counties, Texas. The acquisition consists of a natural gas gathering system that is currently in operation moving equity and third party production. For further details regarding the NGR acquisition, refer to Item 1. Financial Statements “Note 3. Acquisitions.”

We estimate the aggregate cost of our Eaglebine projects and acquisitions described above to be approximately $160.0 million, of which $135.0 million is estimated to be spent in 2015. Funding is to be provided by us and EEP based on our proportionate ownership percentages in Midcoast Operating.

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

The following table sets forth the operating results of our Logistics and Marketing segment for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating revenues	$674.0	$1,227.4	$1,429.4	$2,671.0
Cost of natural gas and natural gas liquids	650.7	1,209.7	1,407.9	2,613.6
Segment gross margin	23.3	17.7	21.5	57.4
Operating and maintenance	14.3	16.8	26.9	34.1
General and administrative	3.0	2.5	6.0	5.7
Goodwill impairment	20.4	—	20.4	—
Asset impairment	12.3	—	12.3	—
Depreciation and amortization	2.6	1.9	4.2	3.9
Operating expenses	52.6	21.2	69.8	43.7
Operating income (loss)	$(29.3)	$(3.5)	$(48.3)	$13.7

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

Three months ended June 30, 2015, compared with the three months ended June 30, 2014

The operating loss of our Logistics and Marketing segment for the three months ended June 30, 2015 increased $25.8 million, as compared with the same period in 2014, primarily as a result of a $20.4 million goodwill impairment charge and a non-cash impairment charge of $12.3 million from an expected loss on disposal of our non-core, held-for-sale assets that were both recorded during the three months ended June 30, 2015. The goodwill impairment resulted from the impacts on our marketing business from sustained reductions in drilling activities in the areas in which our Gathering, Processing and Transportation segment operates. In addition, segment gross margin increased $5.6 million for the three months ended June 30, 2015, as compared with the same period in 2014.

Segment gross margin experienced a net increase of $5.6 million due to non-cash, mark-to-market gains of $5.1 million and losses of $0.5 million for the three months ended June 30, 2015, and June 30, 2014, respectively. The gains for the three months ended June 30, 2015, when compared to the same period in 2014, are primarily related to decreased commodity prices period-over-period.

Operating and maintenance and general and administrative costs together decreased $2.0 million for the three months ended June 30, 2015, compared with the three months ended June 30, 2014, primarily due to work force reductions and other management cost reduction efforts, which resulted in a decrease in contract labor as well as other related cost benefits.

Six months ended June 30, 2015, compared with the six months ended June 30, 2014

The operating income of our Logistics and Marketing segment for the six months ended June 30, 2015, decreased $62.0 million, as compared with the same period in 2014. The area most affected was segment gross margin which decreased $35.9 million for the six months ended June 30, 2015, as compared with the same period in 2014. In addition, as discussed above, the Logistics and Marketing segment recognized a $20.4 million goodwill impairment charge for the six months ended June 30, 2015 and a non-cash impairment charge of $12.3 million from an expected loss on disposal of our non-core, held-for-sale assets that were recorded during the six months ended June 30, 2015.

Segment gross margin experienced a net decrease of $17.9 million due to non-cash, mark-to-market losses of $14.1 million and gains of $3.8 million for the six months ended June 30, 2015 and June 30, 2014, respectively. These losses are primarily related to the reversal of previously recognized unrealized market-to-market gains as the underlying transactions were settled.

Our segment gross margin was also impacted by decreased margins within our gas marketing function due to price differentials between market centers by approximately $7.6 million for the six months ended June 30, 2015, when compared to the same period of 2014. During the first quarter of 2014, we benefited from the difference between market centers in the Mid-Continent supply areas and market area in the Midwest which arose due to higher than usual demand from winter weather conditions in the Midwest.

Our segment gross margin decreased $6.6 million for the six months ended June 30, 2015, compared with the same period in 2014 due to lower storage margins as a result of sale of liquids product inventory at prevailing market prices relative to the cost of product inventory. Our segment gross margin also decreased $2.0 million for the six months ended June 30, 2015, when compared to the same period of 2014, for non-cash charges to decrease the cost basis of our natural gas inventory to net realizable value. Since we hedge our storage positions financially, these charges are recovered when the physical natural gas inventory is sold or the financial hedges are realized.

Operating and maintenance and general and administrative costs together decreased $6.9 million for the six months ended June 30, 2015, as compared with the same period in 2014, primarily due to a decrease in outside contract labor as well as other related benefit costs due to workforce reductions in December 2014. In addition, other management cost reduction efforts have resulted in reduced repairs and maintenance costs.

Corporate

Our corporate activities consist of interest expense, interest income and other costs such as income taxes, which are not allocated to the business segments.

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating and maintenance	$0.2	$0.2	$0.2	$0.2
General and administrative	0.9	2.0	2.6	2.0
Operating expenses	1.1	2.2	2.8	2.2
Operating loss	(1.1)	(2.2)	(2.8)	(2.2)
Interest expense, net	7.2	2.8	13.9	6.1
Other income	0.2	0.1	0.2	—
Income tax expense (benefit)	(3.1)	0.8	(2.3)	1.8
Net loss	$(5.0)	$(5.7)	$(14.2)	$(10.1)

Three months ended June 30, 2015, compared with the three months ended June 30, 2014

Interest expense increased $4.4 million for the three months ended June 30, 2015, as compared to the same period in 2014 primarily due to interest expense on our senior notes, which were issued in a private placement offering in September 2014.

Our income tax benefit was $3.1 million for the three months ended June 30, 2015 compared to an income tax expense of $0.8 million for the three months ended June 30, 2014. The $3.9 million reduction in income tax expense was primarily due to a $3.5 million tax benefit from a reduction in deferred income tax payable. This reduction is the result of a reduction in the Texas franchise tax rate from the recently-enacted Texas House Bill 32.

Six months ended June 30, 2015, compared with the six months ended June 30, 2014

Interest expense increased $7.8 million for the six months ended June 30, 2015, as compared to the same period in 2014 primarily due to interest expense on our senior notes, which were issued in a private placement offering in September 2014.

Our income tax benefit was $2.3 million for the six months ended June 30, 2015 compared to an income tax expense of $1.8 million for the six months ended June 30, 2014. The $4.1 million reduction in income tax expense was primarily due to a $3.5 million tax benefit from a reduction in deferred income tax payable. This reduction is the result of a reduction in the Texas franchise tax rate from the recently-enacted Texas House Bill 32.

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

One of our key strengths is our sponsorship from EEP. On July 29, 2015, the partners of Midcoast Operating approved an amendment to Midcoast Operating’s limited partnership agreement that would potentially enhance our distributable cash flow, demonstrating EEP’s further support of our ongoing cash distribution strategy and growth outlook. The amendment will provide a mechanism for us to receive increased quarterly distributions from Midcoast Operating and for EEP to receive reduced quarterly distributions if our declared distribution exceeds our distributable cash, as that term is defined in Midcoast Operating’s limited partnership agreement. Midcoast Operating’s adjustment of EEP’s distribution will be limited by EEP’s pro rata share of the Midcoast Operating quarterly cash distribution and a maximum of $0.005 per unit quarterly distribution increase by us. There is no requirement for us to compensate EEP for these adjusted distributions, except for settling the Partnership’s capital accounts in a liquidation scenario. The amendment to the limited partnership agreement and the support it provides to our cash distribution is effective with the quarter ended June 30, 2015, and continues through and including the distribution made for the quarter ending December 31, 2017. For the second quarter of 2015, we did not receive an increased allocation of cash distributions from the Midcoast Operating as distributable cash flow generated in the second quarter exceeded the cash distribution amount we declared for payout.

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

Available Liquidity

Our primary source of liquidity is provided by the Credit Agreement. As set forth in the following table, at June 30, 2015, we had $467.5 million of liquidity available to us to meet our ongoing operational, investment and financing needs.

(in millions)
Cash and cash equivalents	$27.5
Total credit available under Credit Agreement	850.0
Amounts outstanding under Credit Agreement	(410.0)
Total	$467.5

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

At June 30, 2015, we had $410.0 million in outstanding borrowings under the Credit Agreement at a weighted average interest rate of 2.41%. Under the Credit Agreement, we had net borrowings of approximately $50.0 million during the six months ended June 30, 2015, which includes gross borrowings of $2,505.0 million and gross repayments of $2,455.0 million. At June 30, 2015, we were in compliance with the terms of our financial covenants in the Credit Agreement.

Senior Notes

Our senior notes in the aggregate amount of $400.0 million were issued in a private placement and consist of three tranches: $75.0 million of 3.56% Series A Senior Notes due in 2019; $175.0 million of 4.04% Series B Senior Notes due in 2021; and $150.0 million of 4.42% Series C Senior Notes due in 2024, collectively the Notes. All of the Notes pay interest semi-annually on March 31 and September 30, which commenced on March 31, 2015. At June 30, 2015, we were in compliance with the terms of our financial covenants under the note purchase agreement, pursuant to which we issued and sold the senior notes.

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

Shelf-Registration Statement

From time to time, we may seek to satisfy liquidity needs through the offer and sale of debt or equity securities in public offerings. To that end, in December 2014, we filed a shelf registration statement on Form S-3 with the SEC, which became effective on February 5, 2015, with a proposed aggregate offering price for all securities registered of $1.5 billion.

Cash Requirements

Capital Spending

Acquisitions

We continue to assess ways to generate value for our unitholders, including reviewing opportunities that may lead to acquisitions or other strategic transactions, some of which may be material. We evaluate opportunities against operational, strategic and financial benchmarks before pursuing them. We expect to obtain the funds needed to make acquisitions through a combination of cash flows from operating activities, borrowings under the Credit Agreement and the issuance of additional debt and equity securities. All acquisitions and financings are considered in the context of the practical financing constraints presented by the capital markets.

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

At June 30, 2015, we had approximately $25.8 million in outstanding purchase commitments attributable to capital projects for the construction of assets that will be recorded as property, plant and equipment during 2015. The following table sets forth our estimated maintenance and expansion capital expenditures of $175.0 million, which includes $45.0 million of maintenance capital expenditures, for the year ending December 31, 2015. Although we anticipate making these expenditures in 2015, these estimates may change due to factors beyond our control, including weather-related issues, construction timing, changes in supplier prices or poor economic conditions, which may adversely affect our ability to access the capital markets. Additionally, our estimates may also change as a result of decisions made at a later date to revise the scope of a project or undertake a particular capital program or an acquisition of assets. For the six months ended June 30, 2015, we have incurred approximately $104.3 million in capital expenditures, including $15.0 million on maintenance capital activities. We also incurred $2.5 million in contributions to fund our joint ventures. For the year ending December 31, 2015, we anticipate our capital expenditures to approximate the following:

Total Forecasted Expenditures
(in millions)
Capital Projects
Beckville Cryogenic Processing Plant	$60
Eaglebine Developments	135
Compression Capital	25
Wellconnect Expansion Capital	35
Expansion Capital	40
Maintenance Capital Expenditure Activities	45
340
Less: Joint Funding from:
EEP(1)	165
$175

(1)	Joint funding is based upon EEP’s current 48.4% ownership of Midcoast Operating.

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

The following table provides summarized information about the timing and expected settlement amounts of our outstanding commodity derivative financial instruments based upon the market values at June 30, 2015, for each of the indicated calendar years:

	Notional	2015	2016	2017	2018	2019 & Thereafter	Total(3)(4)
	(in millions)
Swaps:
Natural gas(1)	110,535,374	$0.7	$0.4	$0.2	$—	$—	$1.3
NGL(2)	5,423,600	13.4	7.4	(1.2)	—	—	19.6
Crude Oil(2)	3,132,340	7.0	0.9	—	—	—	7.9
Options:
Natural gas – puts purchased(1)	3,671,000	2.1	1.2	—	—	—	3.3
Natural gas – puts written(1)	3,671,000	(2.1)	(1.2)	—	—	—	(3.3)
Natural gas – calls written(1)	2,291,000	—	(0.1)	—	—	—	(0.1)
Natural gas – calls purchased(1)	2,291,000	—	0.1	—	—	—	0.1
NGL – puts purchased(2)	4,543,200	20.6	38.9	0.8	—	—	60.3
NGL – puts written(2)	137,500	(1.2)	(1.1)	—	—	—	(2.3)
NGL – calls written(2)	4,129,200	(0.1)	(2.8)	(0.6)	—	—	(3.5)
NGL – calls purchased(2)	91,500	—	0.1	—	—	—	0.1
Crude Oil – puts purchased(2)	1,720,700	7.9	12.9	4.3	—	—	25.1
Crude Oil – calls written(2)	1,720,700	—	(0.8)	(2.7)	—	—	(3.5)
Forward contracts:
Natural gas(1)	272,300,437	0.9	0.8	0.2	0.1	—	2.0
NGL(2)	22,464,309	8.8	1.9	—	—	—	10.7
Crude Oil(2)	1,082,027	(0.4)	0.1	—	—	—	(0.3)
Totals		$57.6	$58.7	$1.0	$0.1	$—	$117.4

(1)	Notional amounts for natural gas are recorded in MMBtu.
(2)	Notional amounts for NGLs and crude oil are recorded in Bbl.
(3)	Fair values exclude credit valuation adjustments of approximately $0.2 million of losses at June 30, 2015.
(4)	Excludes $11.5 million of cash collateral at June 30, 2015.

Cash Flow Analysis

The following table summarizes the changes in cash flows by operating, investing and financing for each of the periods indicated:

	For the six months ended June 30,		Variance 2015 vs. 2014 Increase (Decrease)
	2015	2014
	(in millions)
Total cash provided by (used in):
Operating activities	$139.2	$176.3	$(37.1)
Investing activities	(121.4)	(71.7)	(49.7)
Financing activities	9.7	126.5	(116.8)
Net increase in cash and cash equivalents	27.5	231.1	(203.6)
Cash and cash equivalents at beginning of year	—	4.9	(4.9)
Cash and cash equivalents at end of period	$27.5	$236.0	$(208.5)

Operating Activities

Net cash provided by our operating activities decreased $37.1 million for the six months ended June 30, 2015 as compared to the same period in 2014 primarily due to a $45.3 million decrease in changes to our working capital accounts as shown in the following table and discussed below:

	For the six months ended June 30,		Variance 2015 vs. 2014
	2015	2014
	(in millions)
Changes in operating assets and liabilities, net of acquisitions:
Receivables, trade and other	$14.7	$18.1	$(3.4)
Due from General Partner and affiliates	46.0	622.0	(576.0)
Accrued receivables	147.8	58.8	89.0
Inventory	(10.6)	(68.1)	57.5
Current and long-term other assets	(21.2)	(5.5)	(15.7)
Due to General Partner and affiliates	8.7	(484.2)	492.9
Accounts payable and other	(21.2)	(51.5)	30.3
Environmental liabilities	—	0.2	(0.2)
Accrued purchases	(116.7)	1.4	(118.1)
Interest payable	—	0.5	(0.5)
Property and other taxes payable	(2.7)	(1.6)	(1.1)
Net change in working capital accounts	$44.8	$90.1	$(45.3)

The changes in our operating assets and liabilities, as presented in our consolidated statements of cash flow for the six months ended June 30, 2015, compared to the same period in 2014, is primarily the result of general timing differences for cash receipts and payments associated with current accounts. Other items affecting our cash flows from operating assets and liabilities include the following:

•	The changes in the balances due to and due from the General Partner and its affiliates are primarily attributable to transition of cash management functions from EEP to MEP following the Offering at the end of 2013. EEP provided us with interim cash management services following the Offering to facilitate the collection of and payment on our accounts, which resulted in an increase in amounts receivable from and payable to EEP as of December 31, 2013. During the six months ended June 30, 2014, we completed this transition and settled most of the transactions causing a decrease in both our due to and due from General Partner and affiliates account. These transactions were not present during the six months ended June 30, 2015;
•	The change in working capital from accrued receivables was an increase of $89.0 million for the six months ended June 30, 2015. The decline in accrued receivables for the six months ended June 30, 2015, was primarily the result of lower prices of natural gas and NGLs combined with lower volumes sold. For the six months ended June 30, 2014, our receivables decreased due to a reduction in volumes coupled with increased sales of receivables related to our Receivables Agreement;
•	The change in working capital from accrued purchases was a decrease of $118.1 million for the six months ended June 30, 2015. The decline in accrued purchases for the six months ended June 30, 2015, was primarily the result of lower prices of natural gas and NGLs combined with lower volumes purchased. For the six months ended June 30, 2014, payments and accruals were relatively flat; and
•	The change in working capital from inventory was an increase of $57.5 million for the six months ended June 30, 2015. The change in inventory for the six months ended June 30, 2015, was primarily the result of lower prices of natural gas and NGLs offset by the seasonal increase of volumes. For the six months ended June 30, 2014, our inventory increased due to increases in both volumes and prices of natural gas and NGLs.

Investing Activities

Net cash used in our investing activities during the six months ended June 30, 2015, increased by $49.7 million, compared to the same period in 2014, primarily due to:

•	Increased acquisition of assets of $44.0 million when compared with the same period in 2014, primarily due to the purchase of NGR assets in February 2015. For further details regarding this acquisition, see Item 1. Financial Statements — Note 3. “Acquisitions”; and
•	The change in the restricted cash balance of $19.9 million is primarily due to a decrease in restricted cash for the six months ended June 30, 2014 related to cash collections we had yet to remit to the Enbridge subsidiary for the sales of our receivables in accordance with our Receivables Agreement. Changes in restricted cash for cash collections not yet remitted were relatively flat for the six months ended June 30, 2015.

Financing Activities

Net cash provided by our financing activities decreased $116.8 million for the six months ended June 30, 2015, compared to the same period in 2014, due to:

•	Decreased net borrowings on our credit facility of $90.0 million;
•	Decreased contributions from noncontrolling interest of $32.5 million representing EEP’s decreased ownership in Midcoast Operating;
•	Decreased distributions to noncontrolling interest of $15.4 million primarily due to EEP’s decreased ownership in Midcoast Operating; and
•	Increased distributions to partners of $9.7 million.

SUBSEQUENT EVENTS

Distribution to Partners

On July 29, 2015, the board of directors of Midcoast Holdings, acting in its capacity as the General Partner of MEP, declared a cash distribution payable to our unitholders on August 14, 2015. The distribution will be paid to unitholders of record as of August 7, 2015, of our available cash of $16.3 million at June 30, 2015, or $0.3525 per limited partner unit. We will pay $7.5 million to our public Class A common unitholders, while $8.8 million in the aggregate will be paid to EEP with respect to its Class A common units and subordinated units and Midcoast Holdings, L.L.C., with respect to its general partner interest.

Midcoast Operating Distribution

On July 29, 2015, the general partner of Midcoast Operating declared a cash distribution by Midcoast Operating payable on August 14, 2015 to its partners of record as of August 7, 2015. Midcoast Operating will pay $27.9 million to us and $26.2 million to EEP.

On July 29, 2015, the partners of Midcoast Operating approved an amendment to Midcoast Operating’s limited partnership agreement that would potentially enhance our distributable cash flow, demonstrating EEP’s further support of our ongoing cash distribution strategy and growth outlook. The amendment will provide a mechanism for us to receive increased quarterly distributions from Midcoast Operating and for EEP to receive reduced quarterly distributions if our declared distribution exceeds our distributable cash, as that term is defined in Midcoast Operating’s limited partnership agreement. Midcoast Operating’s adjustment of EEP’s distribution will be limited by EEP’s pro rata share of the Midcoast Operating quarterly cash distribution and a maximum of $0.005 per unit quarterly distribution increase by us. There is no requirement for us to compensate EEP for these adjusted distributions, except for settling the Partnership’s capital accounts in a liquidation scenario. The amendment to the limited partnership agreement and the support it provides to our cash distribution is effective with the quarter ended June 30, 2015, and continues through and including the distribution made for the quarter ending December 31, 2017. For the second quarter of 2015, we did not receive an increased allocation of cash distributions from the Midcoast Operating as distributable cash flow generated in the second quarter exceeded the cash distribution amount we declared for payout.

Asset Purchase Agreement

On July 29, 2015, two wholly-owned subsidiaries of Midcoast Operating in the Logistics and Marketing segment entered into an Asset Purchase Agreement to sell certain natural gas inventories and assign certain storage agreements, transportation contracts and other arrangements to a third party. Midcoast Operating subsidiaries will now sell their products directly to third parties, instead of through the Logistics and Marketing segment.

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

Fair Value Measurements of Commodity Derivatives

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity based swaps and physical contracts at June 30, 2015 and December 31, 2014.

	At June 30, 2015						At December 31, 2014
			Wtd. Average Price(2)		Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)	Receive	Pay	Asset	Liability	Asset	Liability
					(in millions)
Portion of contracts maturing in 2015
Swaps
Receive variable/pay fixed	Natural Gas	1,558,292	$2.77	$2.83	$0.1	$(0.2)	$—	$(0.7)
	NGL	901,000	$32.48	$36.64	$0.1	$(3.8)	$—	$(6.8)
	Crude Oil	504,000	$60.30	$84.19	$—	$(12.0)	$—	$(27.4)
Receive fixed/pay variable	Natural Gas	2,550,938	$3.00	$2.83	$0.5	$—	$3.7	$—
	NGL	1,720,600	$38.80	$28.84	$17.4	$(0.3)	$39.2	$—
	Crude Oil	701,440	$87.57	$60.28	$19.0	$—	$42.4	$—
Receive variable/pay variable	Natural Gas	47,491,500	$2.73	$2.72	$1.5	$(1.2)	$1.5	$(1.7)
Physical Contracts
Receive variable/pay fixed	Natural Gas	106,700	$2.66	$2.70	$—	$—	$—	$—
	NGL	767,000	$11.59	$11.40	$0.2	$(0.1)	$—	$(3.6)
	Crude Oil	33,400	$59.60	$59.45	$—	$—	$—	$—
Receive fixed/pay variable	Natural Gas	209,936	$2.81	$2.73	$—	$—	$—	$—
	NGL	3,396,447	$21.07	$19.97	$4.9	$(1.2)	$19.8	$—
	Crude Oil	107,000	$59.58	$59.69	$—	$(0.1)	$0.5	$—
Receive variable/pay variable	Natural Gas	136,481,498	$2.80	$2.79	$1.1	$(0.2)	$2.2	$(1.0)
	NGL	8,585,747	$23.33	$22.75	$5.6	$(0.6)	$3.7	$(1.0)
	Crude Oil	911,227	$58.61	$58.91	$1.1	$(1.4)	$0.3	$(1.7)
Portion of contracts maturing in 2016
Swaps
Receive variable/pay fixed	Natural Gas	363,514	$2.83	$3.41	$—	$(0.2)	$—	$(0.1)
	NGL	823,500	$28.45	$30.70	$—	$(1.8)	$—	$—
	Crude Oil	415,950	$62.01	$82.69	$—	$(8.6)	$—	$(8.1)
Receive fixed/pay variable	Natural Gas	1,898,100	$3.21	$3.24	$0.1	$(0.1)	$—	$—
	NGL	883,500	$38.48	$28.05	$9.2	$—	$9.3	$—
	Crude Oil	415,950	$85.08	$62.01	$9.5	$—	$9.1	$—
Receive variable/pay variable	Natural Gas	50,739,000	$3.01	$2.99	$1.6	$(1.0)	$0.5	$(0.3)
Physical Contracts
Receive fixed/pay variable	Natural Gas	63,850	$3.11	$3.06	$—	$—	$—	$—
	NGL	38,963	$32.99	$31.84	$0.1	$—	$—	$—
Receive variable/pay variable	Natural Gas	99,005,643	$3.13	$3.12	$0.8	$—	$0.7	$(0.4)
	NGL	9,676,152	$21.94	$21.76	$1.8	$—	$—	$—
	Crude Oil	30,400	$61.65	$59.30	$0.1	$—	$—	$—
Portion of contracts maturing in 2017
Swaps
Receive variable/pay fixed	Natural Gas	24,030	$3.27	$3.48	$—	$—	$—	$—
	NGL	547,500	$23.14	$25.86	$—	$(1.5)	$—	$—
	Crude Oil	547,500	$63.62	$66.72	$—	$(1.7)	$—	$—
Receive fixed/pay variable	NGL	547,500	$23.59	$23.14	$0.6	$(0.3)	$0.7	$—
	Crude Oil	547,500	$66.78	$63.62	$2.1	$(0.4)	$0.8	$—
Receive variable/pay variable	Natural Gas	5,910,000	$3.24	$3.20	$0.2	$—	$—	$—
Physical Contracts
Receive variable/pay variable	Natural Gas	28,097,550	$3.39	$3.38	$0.2	$—	$0.2	$(0.1)
Portion of contracts maturing in 2018
Physical Contracts
Receive variable/pay variable	Natural Gas	5,787,810	$3.57	$3.56	$0.1	$—	$—	$—
Portion of contracts maturing in 2019
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$3.54	$3.51	$—	$—	$—	$—
Portion of contracts maturing in 2020
Physical Contracts
Receive variable/pay variable	Natural Gas	359,640	$3.86	$3.83	$—	$—	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.
(2)	Weighted average prices received and paid are in $/MMBtu for natural gas and $/Bbl for NGL and crude oil.
(3)	The fair value is determined based on quoted market prices at June 30, 2015, and December 31, 2014, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment losses of approximately $0.0 million and $0.4 million at June 30, 2015 and December 31, 2014, respectively, as well as cash collateral received.

The following table provides summarized information about the fair value of expected cash flows of our outstanding commodity options at June 30, 2015 and December 31, 2014.

	At June 30, 2015						At December 31, 2014
	Commodity	Notional(1)	Strike Price(2)	Market Price(2)	Fair Value(3)		Fair Value(3)
					Asset	Liability	Asset	Liability
					(in millions)
Portion of option contracts maturing in 2015
Puts (purchased)	Natural Gas	2,024,000	$3.90	$2.90	$2.1	$—	$3.8	$—
	NGL	1,159,200	$43.32	$25.70	$20.6	$—	$40.2	$—
	Crude Oil	368,000	$81.56	$60.38	$7.9	$—	$18.8	$—
Calls (written)	Natural Gas	644,000	$5.05	$2.90	$—	$—	$—	$—
	NGL	745,200	$45.80	$24.93	$—	$(0.1)	$—	$(0.6)
	Crude Oil	368,000	$88.39	$60.38	$—	$—	$—	$(0.4)
Puts (written)	Natural Gas	2,024,000	$3.90	$2.91	$—	$(2.1)	$—	$(3.8)
	NGL	46,000	$77.28	$51.86	$—	$(1.2)	$—	$—
Calls (purchased)	Natural Gas	644,000	$5.05	$2.90	$—	$—	$—	$—
Portion of option contracts maturing in 2016
Puts (purchased)	Natural Gas	1,647,000	$3.75	$3.17	$1.2	$—	$1.0	$—
	NGL	2,836,500	$39.24	$27.06	$38.9	$—	$39.3	$—
	Crude Oil	805,200	$75.91	$62.08	$12.9	$—	$14.7	$—
Calls (written)	Natural Gas	1,647,000	$4.98	$3.17	$—	$(0.1)	$—	$(0.1)
	NGL	2,836,500	$45.14	$27.06	$—	$(2.8)	$—	$(3.2)
	Crude Oil	805,200	$86.68	$62.08	$—	$(0.8)	$—	$(2.7)
Puts (written)	Natural Gas	1,647,000	$3.75	$3.17	$—	$(1.2)	$—	$(1.0)
	NGL	91,500	$39.06	$29.66	$—	$(1.1)	$—	$—
Calls (purchased)	Natural Gas	1,647,000	$4.98	$3.17	$0.1	$—	$0.1	$—
	NGL	91,500	$46.41	$29.66	$0.1	$—	$—	$—
Portion of option contracts maturing in 2017
Puts (purchased)	NGL	547,500	$21.70	$23.14	$0.8	$—	$1.2	$—
	Crude Oil	547,500	$63.00	$63.62	$4.3	$—	$4.1	$—
Calls (written)	NGL	547,500	$25.34	$23.14	$—	$(0.6)	$—	$(0.7)
	Crude Oil	547,500	$71.45	$63.62	$—	$(2.7)	$—	$(3.3)

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.
(2)	Strike and market prices are in $/MMBtu for natural gas and in $/Bbl for NGL and crude oil.
(3)	The fair value is determined based on quoted market prices at June 30, 2015, and December 31, 2014, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude any credit valuation adjustment losses of approximately $0.2 million and $0.7 million at June 30, 2015 and December 31, 2014, respectively, as well as cash collateral received.

Our credit exposure for OTC derivatives is directly with our counterparty and continues until the maturity or termination of the contract. When appropriate, valuations are adjusted for various factors such as credit and liquidity considerations.

	June 30, 2015	December 31, 2014
	(in millions)
Counterparty Credit Quality(1)
AAA	$0.1	$0.1
AA(2)	60.8	74.4
A	34.0	67.1
Lower than A	10.8	18.0
	$105.7	$159.6

(1)	As determined by nationally-recognized statistical ratings organizations.
(2)	Includes $11.5 million and $28.4 million of cash collateral at June 30, 2015 and December 31, 2014, respectively.

Item 4. Controls and Procedures

We, EEP and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2015.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Part I, Item 1. Financial Statements, “Note 13. Commitments and Contingencies,” which is incorporated herein by reference.

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

Midcoast Energy Partners, L.P. (Registrant)
By: Midcoast Holdings, L.L.C. as General Partner
Date: July 30, 2015	By: /s/ C. Gregory Harper C. Gregory Harper President (Principal Executive Officer)
Date: July 30, 2015	By: /s/ Stephen J. Neyland Stephen J. Neyland Vice President — Finance (Principal Financial Officer)

Index of Exhibits

Each exhibit identified below is filed as a part of this Quarterly Report on Form 10-Q. Exhibits included in this filing are designated by an asterisk; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description
10.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Midcoast Operating, L.P., dated as of July 29, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 29, 2015).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.