Form 10-Q
period 2015-09-30
Midcoast Energy Partners, L.P.
filed 2015-10-30
CIK 1578685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The registrant had 22,610,056 Class A common units outstanding as of October 30, 2015.

MIDCOAST ENERGY PARTNERS, L.P.

In this report, unless the context otherwise requires, references to “Midcoast Energy Partners,” “the Partnership,” “MEP,” “we,” “our,” “us,” or like terms refer to Midcoast Energy Partners, L.P. and its subsidiaries. We refer to our general partner, Midcoast Holdings, L.L.C., as our “General Partner” and to Enbridge Energy Partners, L.P. and its subsidiaries, other than us, as “Enbridge Energy Partners,” or “EEP.” References to “Enbridge” refer collectively to Enbridge Inc. and its subsidiaries other than us, our subsidiaries, our General Partner, EEP, its subsidiaries and its general partner. References to “Enbridge Management” refer to Enbridge Energy Management, L.L.C., the delegate of EEP’s general partner that manages EEP’s business and affairs. References to “Midcoast Operating” refer to Midcoast Operating, L.P. and its subsidiaries. As of September 30, 2015, we owned a 51.6% controlling interest in Midcoast Operating, and EEP owned a 48.4% noncontrolling interest in Midcoast Operating. Unless otherwise specifically noted, financial results and operating data are shown on a 100% basis and are not adjusted to reflect EEP’s 48.4% noncontrolling interest in Midcoast Operating as of September 30, 2015.

This Quarterly Report on Form 10-Q includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in the demand for, the supply of, forecast data for, and price trends related to natural gas, natural gas liquids, or NGLs, and crude oil, and the response by natural gas and crude oil producers to changes in any of these factors; (2) our ability to successfully complete and finance expansion projects; (3) the effects of competition, in particular, by other pipeline and gathering systems, as well as other processing and treating plants; (4) shut-downs or cutbacks at our facilities or refineries, petrochemical plants, utilities or other businesses for which we transport products or to whom we sell

i

products; (5) hazards and operating risks that may not be covered fully by insurance; (6) changes in or challenges to our rates; and (7) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance; and (8) cost overruns and delays on construction projects resulting from numerous factors.

For additional factors that may affect results, see “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which is available to the public over the Internet at the United States Securities and Exchange Commission’s, or the SEC’s, website (www.sec.gov) and at our website (www.midcoastpartners.com).

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MIDCOAST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(unaudited; in millions, except per unit amounts)
Operating revenues:
Operating revenue (Note 14)	$649.0	$1,348.8	$2,252.3	$4,268.4
Operating revenue – affiliate (Notes 12 and 14)	12.0	50.6	62.3	174.7
	661.0	1,399.4	2,314.6	4,443.1
Operating expenses:
Cost of natural gas and natural gas liquids (Notes 6 and 14)	503.3	1,208.5	1,912.0	3,888.4
Cost of natural gas and natural gas liquids – affiliate (Notes 12 and 14)	19.4	29.7	60.4	98.3
Operating and maintenance (Notes 7 and 13)	48.8	54.3	131.7	165.5
Operating and maintenance – affiliate (Note 12)	25.2	26.3	75.2	81.0
General and administrative	1.6	2.5	4.6	6.0
General and administrative – affiliate (Note 12)	19.6	23.4	56.5	68.7
Goodwill impairment (Note 8)	—	—	226.5	—
Asset impairment (Note 7)	—	—	12.3	—
Depreciation and amortization (Note 7)	39.2	39.5	118.3	113.3
	657.1	1,384.2	2,597.5	4,421.2
Operating income (loss)	3.9	15.2	(282.9)	21.9
Interest expense, net (Notes 10 and 12)	(7.6)	(3.6)	(21.5)	(9.7)
Equity in earnings of joint ventures (Note 9)	8.9	6.1	20.5	7.1
Other loss	(0.4)	(0.8)	(0.2)	(0.7)
Income (loss) before income tax expense	4.8	16.9	(284.1)	18.6
Income tax expense (Note 15)	(3.7)	(0.9)	(1.4)	(2.7)
Net income (loss)	1.1	16.0	(285.5)	15.9
Less: Net income (loss) attributable to noncontrolling interest	4.7	9.7	(125.4)	13.8
Net income (loss) attributable to general and limited partner ownership interest in Midcoast Energy Partners, L.P.	$(3.6)	$6.3	$(160.1)	$2.1
Net income (loss) attributable to limited partner ownership interest	$(3.5)	$6.2	$(156.8)	$2.1
Net income (loss) per limited partner unit (basic and diluted) (Note 2)	$(0.08)	$0.14	$(3.47)	$0.05
Weighted-average limited partner units outstanding	45.2	45.2	45.2	45.2

The accompanying notes are an integral part of these consolidated financial statements.

MIDCOAST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(unaudited; in millions)
Net income (loss)	$1.1	$16.0	$(285.5)	$15.9
Other comprehensive income (loss), net of tax (Note 14)	(5.2)	10.2	(16.1)	8.6
Comprehensive income (loss)	(4.1)	26.2	(301.6)	24.5
Less:
Net income (loss) attributable to noncontrolling interest	4.7	9.7	(125.4)	13.8
Other comprehensive income (loss) attributed to noncontrolling interest (Note 12)	(2.5)	6.3	(7.8)	5.3
Comprehensive income (loss) attributable to general and limited partner (Note 12) ownership interests in Midcoast Energy Partners, L.P.	$(6.3)	$10.2	$(168.4)	$5.4

The accompanying notes are an integral part of these consolidated financial statements.

MIDCOAST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2015	2014
	(unaudited; in millions)
Cash provided by operating activities:
Net income (loss)	$(285.5)	$15.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (Note 7)	118.3	113.3
Goodwill impairment (Note 8)	226.5	—
Derivative fair value net (gains) losses (Note 14)	53.5	(11.5)
Inventory market price adjustments (Note 6)	5.4	4.8
Asset impairment (Note 7)	12.3	—
Distributions from investment in joint ventures	20.5	6.1
Equity earnings from investment in joint ventures (Note 9)	(20.5)	(7.1)
Deferred income taxes (Note 15)	0.2	1.4
Loss on sales of assets	3.2	—
Other	2.4	0.6
Changes in operating assets and liabilities, net of acquisitions:
Receivables, trade and other	13.9	11.5
Due from General Partner and affiliates	38.7	641.7
Accrued receivables	200.6	28.0
Inventory (Note 6)	(9.8)	(129.1)
Current and long-term other assets (Note 14)	1.8	(11.5)
Due to General Partner and affiliates	13.3	(487.4)
Accounts payable and other (Notes 5 and 14)	(20.6)	(50.6)
Environmental liabilities (Note 13)	—	0.2
Accrued purchases	(177.2)	(21.3)
Interest payable	(3.8)	0.4
Property and other taxes payable	5.4	6.6
Net cash provided by operating activities	198.6	112.0
Cash used in investing activities:
Additions to property, plant and equipment (Notes 7 and 17)	(155.4)	(166.6)
Changes in restricted cash (Note 12)	32.1	55.6
Acquisitions (Note 3)	(43.9)	—
Proceeds from sales of assets	2.1	—
Investment in joint ventures (Note 9)	(3.0)	(35.4)
Distributions from investment in joint ventures in excess of cumulative earnings	9.5	27.0
Other	(1.6)	(0.8)
Net cash used in investing activities	(160.2)	(120.2)
Cash (used in) provided by financing activities:
Proceeds from long-term debt, net of discounts (Note 10)	—	398.1
Net borrowings under credit facility (Note 10)	60.0	30.0
Distributions to partners (Note 11)	(48.1)	(37.1)
Acquisition of noncontrolling interest in subsidiary (Note 11)	—	(350.0)
Contributions from noncontrolling interest (Note 11)	37.3	111.8
Distributions to noncontrolling interest (Note 11)	(72.0)	(83.3)
Net cash (used in) provided by financing activities	(22.8)	69.5
Net increase in cash and cash equivalents	15.6	61.3
Cash and cash equivalents at beginning of year	—	4.9
Cash and cash equivalents at end of period	$15.6	$66.2

The accompanying notes are an integral part of these consolidated financial statements.

MIDCOAST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2015	December 31, 2014
	(unaudited; in millions)
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$15.6	$—
Restricted cash (Notes 3, 12 and 14)	25.7	42.8
Receivables, trade and other, net of allowance for doubtful accounts of $1.6 million and $1.8 million, respectively, at September 30, 2015 and December 31, 2014	1.5	15.6
Due from General Partner and affiliates (Note 12)	17.9	49.7
Accrued receivables	29.0	229.6
Inventory (Note 6)	85.9	81.5
Other current assets (Notes 7 and 14)	136.9	178.1
	312.5	597.3
Property, plant and equipment, net (Note 7)	4,222.7	4,159.7
Goodwill (Note 8)	—	226.5
Intangible assets, net	277.2	247.7
Equity investment in joint ventures (Note 9)	373.7	380.6
Other assets, net (Note 14)	106.7	142.3
Total assets	$5,292.8	$5,754.1
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Due to General Partner and affiliates (Note 12)	$35.6	$41.1
Accounts payable and other (Notes 5, 13 and 14)	89.8	113.8
Accrued purchases	198.0	375.2
Property and other taxes payable (Note 15)	26.3	20.9
Interest payable	1.2	5.0
	350.9	556.0
Long-term debt (Note 10)	820.0	760.0
Other long-term liabilities (Notes 13 and 15)	49.8	41.5
Total liabilities	1,220.7	1,357.5
Commitments and contingencies (Note 13)
Partners’ capital (Note 11):
Class A common units (22,610,056 authorized and issued at September 30, 2015 and December 31, 2014)	532.2	634.2
Subordinated units (22,610,056 authorized and issued at September 30, 2015 and December 31, 2014)	1,072.0	1,174.0
General Partner units (922,859 authorized and issued at September 30, 2015 and December 31, 2014)	43.6	47.8
Accumulated other comprehensive income (Note 14)	3.3	11.6
Total Midcoast Energy Partners, L.P. partners’ capital	1,651.1	1,867.6
Noncontrolling interest	2,421.0	2,529.0
Total partners’ capital	4,072.1	4,396.6
	$5,292.8	$5,754.1

The accompanying notes are an integral part of these consolidated financial statements.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

Midcoast Energy Partners, L.P. is a publicly-traded Delaware limited partnership formed by Enbridge Energy Partners, L.P., or EEP, to serve as EEP’s primary vehicle for owning and growing its natural gas and natural gas liquids midstream business in the United States. Midcoast Energy Partners, L.P., together with its consolidated subsidiaries, are referred to in this report as “we,” “us,” “our,” “MEP” and the “Partnership.” For the first six months of 2014, we owned a 39% controlling interest in Midcoast Operating, L.P., or Midcoast Operating. EEP owned the remaining 61% interest in Midcoast Operating. On July 1, 2014, we purchased an additional 12.6% interest in Midcoast Operating from EEP. We own and operate, through our current 51.6% controlling interest in Midcoast Operating, a portfolio of assets engaged in the business of gathering, processing and treating natural gas, as well as the transportation of natural gas, natural gas liquids, or NGLs, crude oil and condensate. In addition, we also provide marketing services of natural gas and NGLs to wholesale customers. Our portfolio of natural gas and NGL pipelines, plants and related facilities are geographically concentrated in the Gulf Coast and Mid-Continent regions of the United States, primarily in Texas and Oklahoma. EEP owns a 48.4% noncontrolling interest in Midcoast Operating. EEP also has a significant interest in us through its ownership of our General Partner, which owns all of our General Partner units and all of our incentive distribution rights, or IDRs, as well as an approximate 52% limited partner interest in us. Our Class A common units trade on the New York Stock Exchange, or NYSE, under the ticker symbol MEP.

Basis of Presentation

We have prepared the accompanying unaudited interim consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the unaudited interim consolidated financial statements do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position as of September 30, 2015, our results of operations for the three and nine months ended September 30, 2015 and 2014, and our cash flows for the nine months ended September 30, 2015 and 2014. We derived our consolidated statement of financial position as of December 31, 2014, from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our results of operations for the three and nine months ended September 30, 2015 and 2014, should not be taken as indicative of the results to be expected for the full year due to seasonal fluctuations in the supply of and demand for natural gas, NGLs and crude oil, timing and completion of our construction projects, maintenance activities, the impact of forward commodity prices and differentials on derivative financial instruments that are accounted for at fair value. Our unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER INTEREST  – (continued)

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner
Minimum Quarterly Distribution	Up to $0.3125	98%	2%
First Target Distribution	> $0.3125 to $0.359375	98%	2%
Second Target Distribution	> $0.359375 to $0.390625	85%	15%
Third Target Distribution	> $0.390625 to $0.468750	75%	25%
Over Third Target Distribution	In excess of $0.468750	50%	50%

We determined basic and diluted net income (loss) per limited partner unit as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions, except per unit amounts)
Net income (loss)	$1.1	$16.0	$(285.5)	$15.9
Less: Net income (loss) attributable to noncontrolling interest	4.7	9.7	(125.4)	13.8
Net income (loss) attributable to general and limited partner interests in Midcoast Energy Partners, L.P.	(3.6)	6.3	(160.1)	2.1
Less distributions:
Total distributed earnings to our General Partner	(0.3)	(0.3)	(0.9)	(0.9)
Total distributed earnings to our limited partners	(16.2)	(15.3)	(47.9)	(44.1)
Total distributed earnings	(16.5)	(15.6)	(48.8)	(45.0)
Overdistributed earnings	$(20.1)	$(9.3)	$(208.9)	$(42.9)
Weighted-average limited partner units outstanding	45.2	45.2	45.2	45.2
Basic and diluted earnings per unit:
Distributed earnings per limited partner unit(1)	$0.36	$0.34	$1.06	$0.98
Overdistributed earnings per limited partner unit(2)	(0.44)	(0.20)	(4.53)	(0.93)
Net income (loss) per limited partner unit (basic and diluted)	$(0.08)	$0.14	$(3.47)	$0.05

(1)	Represents the total distributed earnings to limited partners divided by the weighted-average number of limited partner interests outstanding for the period.
(2)	Represents the limited partners’ share (98%) of distributions in excess of earnings divided by the weighted-average number of limited partner interests outstanding for the period and underdistributed earnings allocated to the limited partners based on the distribution waterfall that is outlined in our partnership agreement.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

We account for acquisitions using the acquisition method and record the identifiable assets acquired and liabilities assumed at their acquisition-date fair values. We have included the results of operations in our operating results from the acquisition date.

On February 27, 2015, we acquired the midstream business of New Gulf Resources, LLC, or NGR, in Leon, Madison and Grimes counties, Texas. The acquisition consisted of a natural gas gathering system that is in operation. This acquisition strengthened our position into the Eaglebine play, and will continue to allow us to offer gathering and processing services while leveraging assets on our existing footprint.

We acquired the midstream business of NGR for $85.0 million in cash and a contingent future payment of up to $17.0 million. Of the $85.0 million purchase price, $20.0 million was placed into escrow, pending the resolution of a legal matter and NGR’s completion of additional wells connecting to our system. Since the acquisition date, we have released $5.0 million from escrow and paid it to NGR. The remaining $15.0 million in escrow has been classified as “Restricted cash” in our consolidated statements of financial position as of September 30, 2015.

If NGR is able to deliver volumes into the system at certain tiered volume levels over a five-year period, we will be obligated to make future tiered payments up to $17.0 million. This could result in a maximum total purchase

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. ACQUISITIONS AND DISPOSITIONS  – (continued)

price of $102.0 million. The potential payment is considered contingent consideration. At the acquisition date, the fair value of this contingent consideration, using a probability-weighted discounted cash flow model was $2.3 million. The contingent consideration is remeasured on a fair value basis each quarter until the performance bonus is paid or expires. At September 30, 2015, contingent consideration of $2.5 million, which includes $0.2 million in accretion, is included in “Other long-term liabilities” in our consolidated statement of financial position.

Funding was provided by us and EEP, based on our proportionate ownership percentages in Midcoast Operating, at the time of acquisition, which was 51.6% and 48.4%, respectively. EEP paid its portion of the funding directly to NGR. Our consolidated statements of cash flows do not reflect the amount paid directly to NGR by EEP.

As of September 30, 2015, the consideration paid and the purchase price allocation related to the NGR acquisition, as adjusted to date, are as follows:

September 30, 2015
(in millions)
Consideration:
Cash consideration	$85.0
Contingent consideration	2.3
$87.3
Identifiable assets acquired in business combination:
Property, plant and equipment	$55.1
Intangible assets	32.2
$87.3

The weighted-average amortization period of intangible assets related to the NGR acquisition is 15 years. Our consolidated operating revenue and net income included from NGR, $0.6 million and $0.1 million, respectively, for the three months ended September 30, 2015, and $1.2 million and $0.2 million, respectively, for the nine months ended September 30, 2015.

Since the effective date of the NGR midstream business acquisition was February 27, 2015, our consolidated statements of income do not include earnings from this business prior to that date. The following table presents selected unaudited pro forma earnings information for the three and nine months ended September 30, 2015 and 2014, as if the acquisition had been completed on January 1, 2014. This pro forma information was prepared using historical financial data for the NGR midstream business and reflects certain estimates and assumptions made by our management based on currently available information. Our unaudited pro forma financial information is not necessarily indicative of what our consolidated financial results would have been for the three and nine months ended September 30, 2015 and 2014, had we acquired the NGR midstream business on January 1, 2014.

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(unaudited; in millions, except per unit amounts)
Pro forma earnings data:
Operating revenue	$661.0	$1,399.6	$2,314.7	$4,443.8
Operating expenses	$657.1	$1,384.4	$2,597.9	$4,422.5
Operating income (loss)	$3.9	$15.2	$(283.2)	$21.3
Net income (loss)	$1.1	$16.0	$(285.8)	$15.3
Net income (loss) attributable to noncontrolling interest	$4.7	$9.7	$(125.5)	$13.5
Net income (loss) attributable to limited partner ownership interest	$(3.6)	$6.3	$(160.3)	$1.8
Basic and diluted earnings per unit:
As reported net income (loss) per limited partner unit (basic and diluted)	$(0.08)	$0.14	$(3.47)	$0.05
Pro forma net income (loss) per limited partner unit (basic and diluted)	$(0.08)	$0.14	$(3.46)	$0.04

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. ACQUISITIONS AND DISPOSITIONS  – (continued)

Dispositions

On September 1, 2015, two wholly-owned subsidiaries of Midcoast Operating in the Logistics and Marketing segment sold certain natural gas inventories and assigned certain storage agreements, transportation contracts and other arrangements to a third-party buyer. Midcoast Operating subsidiaries will now sell their natural gas products directly to third parties, instead of through the Logistics and Marketing segment.

We received net proceeds of $4.3 million and recognized a loss of $9.3 million included in our “Segment gross margin,” which includes losses to transfer certain fixed-demand storage and transportation obligations to the buyer. The proceeds included a prepayment of $4.2 million, which represents compensation for us to deliver natural gas to the buyer over the next 14 months. This amount has been deferred in “Accounts payable and other” on our consolidated statement of financial position, and will be recognized in operating revenue over the term of the contract. In addition, we recognized $1.3 million in severance costs associated with the transaction, which is included in “Operating and maintenance” expense on our consolidated statement of income.

4. EQUITY-BASED COMPENSATION

In November 2013, our General Partner adopted the 2013 Midcoast Energy Partners, L.P. Long-Term Incentive Plan, or the LTIP. The LTIP provides for the grant of, from time to time at the discretion of the board of directors of our General Partner or any delegate thereof, subject to applicable law, unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and other unit-based awards, provided that while we are an affiliate of Enbridge, awards will only be granted following a recommendation of the board of directors or compensation committee of Enbridge to the board of our General Partner. The purpose of awards under the LTIP is to provide additional incentive compensation to individuals providing services to us, and to align the economic interests of such individuals with the interests of our unitholders.

On February 17, 2015, the board of our General Partner approved the first grant of Performance Stock Units, or PSUs, effective January 1, 2015, under the LTIP. These PSUs were granted to employees of affiliates of our General Partner performing services on our behalf and provide for cash awards to be paid at the end of the three-year term, at which time the PSUs will vest 100%. Awards are calculated by multiplying the number of PSUs outstanding at the end of the performance period by the weighted-average price of our Class A common units for the 20-trading days prior to the maturity of the PSUs and by a performance multiplier. Any cash distributions paid will be notionally reinvested during the term of the PSUs.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. EQUITY-BASED COMPENSATION  – (continued)

The following table presents PSU activity for the period indicated:

	Performance Stock Units	Weighted Average Remaining Term (years)	Average Intrinsic Value (in millions)
January 1, 2015	—
Units granted	323,880
Units matured	—
Units forfeited	(1,948)
Distribution reinvested	27,384
September 30, 2015	349,316	2.3	$3.6

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

To calculate the compensation expense for the three and nine months ended September 30, 2015, a performance multiplier of one, based on estimates as of September 30, 2015, was used for the 2015 PSUs. For the three and nine months ended September 30, 2015, compensation expense recorded for the PSUs was $0.3 million and $0.9 million, respectively, of which our allocated share of the cost is currently estimated to be $0.1 million and $0.3 million, respectively. As of September 30, 2015, the unrecognized compensation expense related to non-vested units granted was $3.8 million and is expected to be fully recognized over a weighted-average period of approximately two years.

5. CASH AND CASH EQUIVALENTS

We extinguish liabilities when a creditor has relieved us of our obligation, which occurs when our financial institution honors a check that the creditor has presented for payment. Accordingly, obligations for which we have made payments that have not yet been presented to the financial institution, totaling approximately $4.7 million at September 30, 2015, and $6.6 million at December 31, 2014, are included in “Accounts payable and other” on our consolidated statements of financial position.

6. INVENTORY

Our inventory is comprised of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Materials and supplies	$0.6	$0.7
Crude oil inventory	—	2.0
Natural gas and NGL inventory	85.3	78.8
	$85.9	$81.5

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. INVENTORY  – (continued)

The “Cost of natural gas and natural gas liquids” on our consolidated statements of income includes charges totaling $0.1 million and $1.5 million for the three months ended September 30, 2015, and 2014 respectively, and $5.4 million and $4.8 million for the nine months ended September 30, 2015, and 2014 respectively, that we recorded to reduce the cost basis of our inventory of natural gas and NGLs, to reflect the current market value.

7. PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment is comprised of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Land	$14.2	$11.1
Rights-of-way	436.2	405.0
Pipelines	1,848.3	1,785.7
Pumping equipment, buildings and tanks	88.4	82.1
Compressors, meters and other operating equipment	2,145.6	2,074.8
Vehicles, office furniture and equipment	137.5	163.8
Processing and treating plants	632.8	516.0
Construction in progress	74.4	218.7
Total property, plant and equipment	5,377.4	5,257.2
Accumulated depreciation	(1,154.7)	(1,097.5)
Property, plant and equipment, net	$4,222.7	$4,159.7

On July 31, 2015, we sold our non-core Tinsley crude oil pipeline, storage facilities, and docks in our Logistics and Marketing segment and our non-core Louisiana propylene pipeline in our Gathering, Processing and Transportation segment. The sale price was $1.3 million, and the assets had a combined carrying amount of $4.5 million. The loss on disposal of $3.2 million for the three and nine months ended September 30, 2015, is included in “Operating and maintenance” expense on our consolidated statement of income. The carrying amount of these assets was classified as assets held for sale in “Other current assets” on our consolidated statements of financial position before the sale. During the second quarter of 2015, we recorded $12.3 million in non-cash impairment charges on these assets, which are included in “Asset impairment” on our consolidated statements of income.

8. GOODWILL

Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. Our goodwill originated from acquisitions by EEP that are fully associated with our gathering, processing and transportation and logistics and marketing businesses. As of December 31, 2014, the carrying amount of goodwill was $226.5 million, consisting of $206.1 million and $20.4 million related to our gathering, processing and transportation and marketing reporting units, respectively.

We test goodwill for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. During May 2015, due to adverse market conditions facing our business, we learned from producers that reductions in drilling will be sustained and prolonged due to continued low prices for natural gas and NGLs. As a result, we determined that the impact on our forecasted operating profits and cash flows for both the gathering, processing and transportation and marketing reporting units for the next five years would be significantly reduced from our prior forecasts.

During the second quarter of 2015, we performed the first step of our goodwill impairment analysis and determined that the carrying value of the gathering, processing and transportation and marketing reporting units exceeded fair value. We completed the second step of the goodwill impairment analysis comparing the implied fair value of the reporting units to the carrying amounts of that goodwill and determined that goodwill was completely impaired, including $206.1 million for the Gathering, Processing and Transportation segment and $20.4 million for

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. GOODWILL  – (continued)

the Logistics and Marketing segment. The total impairment charge of $226.5 million is presented as “Goodwill impairment” on our consolidated statement of income for the nine months ended September 30, 2015.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating revenues	$36.5	$27.3	$93.9	$51.7
Operating expenses	$11.1	$9.7	$33.8	$30.0
Net income	$25.4	$17.5	$59.9	$21.6

10. DEBT

The following table presents the carrying amounts, net of related unamortized discounts, of our consolidated debt obligations.

	Interest Rate	September 30, 2015	December 31, 2014
		(in millions)
Credit Agreement due 2016 – 2018	2.672%	$420.0	$360.0
Series A Senior Notes due September 2019	3.560%	75.0	75.0
Series B Senior Notes due September 2021	4.040%	175.0	175.0
Series C Senior Notes due September 2024	4.420%	150.0	150.0
Total		$820.0	$760.0

Our interest cost for the three and nine months ended September 30, 2015, and 2014, is comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Interest cost incurred	$7.8	$4.0	$23.0	$10.3
Less: Interest capitalized	0.2	0.4	1.5	0.6
Interest expense, net	$7.6	$3.6	$21.5	$9.7

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. DEBT  – (continued)

Debt Arrangements

Credit Agreement

We, Midcoast Operating, and our material domestic subsidiaries are parties to the Credit Agreement, which previously permitted aggregate borrowings of up to, at any one time outstanding, $850.0 million. On September 3, 2015 we amended our Credit Agreement and decreased the aggregate commitments to $810.0 million. The original term of the Credit Agreement was three years, with an initial maturity date of November 13, 2016, subject to four one-year requests for extensions. On September 3, 2015, we further amended our Credit Agreement to extend the maturity date from September 30, 2017 to September 30, 2018; however, $140.0 million of commitments will expire on the initial maturity date of November 13, 2016 and an additional $25.0 million of commitments will expire on September 30, 2017.

At September 30, 2015, we had $420.0 million in outstanding borrowings under the Credit Agreement at a weighted-average interest rate of 2.67%. Under the Credit Agreement, we had net borrowings of approximately $60.0 million during the nine months ended September 30, 2015, which includes gross borrowings of $4,160.0 million and gross repayments of $4,100.0 million. At September 30, 2015, we were in compliance with the terms of our financial covenants in the Credit Agreement.

Senior Notes

Our senior notes in the aggregate amount of $400.0 million were issued in a private placement on September 30, 2014 and consist of three tranches: $75.0 million of 3.56% Series A Senior Notes due in 2019; $175.0 million of 4.04% Series B Senior Notes due in 2021; and $150.0 million of 4.42% Series C Senior Notes due in 2024, collectively the Notes. All of the Notes pay interest semi-annually on March 31 and September 30, which commenced on March 31, 2015. At September 30, 2015, we were in compliance with the terms of our financial covenants under the note purchase agreement.

Financial Support Agreement

Midcoast Operating is party to a Financial Support Agreement with EEP, pursuant to which EEP provides letters of credit and guarantees, not to exceed $700.0 million in the aggregate at any time outstanding, in support of financial obligations of Midcoast Operating and its wholly-owned subsidiaries under derivative agreements and natural gas and NGL purchase agreements to which Midcoast Operating, or one or more of its wholly-owned subsidiaries, is a party.

The annual costs that Midcoast Operating incurs under the Financial Support Agreement are based on the cumulative average amount of letters of credit and guarantees that EEP provides on behalf of Midcoast Operating and its wholly-owned subsidiaries, multiplied by a 2.5% annual fee. Midcoast Operating incurred $0.1 million and $0.4 million of these costs for the three and nine months ended September 30, 2015, respectively, which is included in “Operating and maintenance-affiliate” on our consolidated statements of income.

Available Credit

At September 30, 2015, we had approximately $390.0 million of unutilized commitments under the terms of our Credit Agreement, determined as follows:

(in millions)
Total credit limit under Credit Agreement	$810.0
Amounts outstanding under Credit Agreement	(420.0)
Total amount available at September 30, 2015	$390.0

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. DEBT  – (continued)

Fair Value of Debt Obligations

The carrying amount of our outstanding borrowings under the Credit Agreement approximates the fair value at September 30, 2015 and December 31, 2014, respectively, due to the short-term nature and frequent repricing of the amounts outstanding under these obligations. The outstanding borrowings under the Credit Agreement are included with our long-term debt obligations since we have the ability and the intent to refinance the amounts outstanding on a long-term basis.

The approximate fair values of our fixed-rate debt obligations were $393.0 million at September 30, 2015. We determined the approximate fair values using a standard methodology that incorporates pricing points that are obtained from independent, third-party investment dealers who actively make markets in our debt securities. We use these pricing points to calculate the present value of the principal obligation to be repaid at maturity and all future interest payment obligations for any debt outstanding. The fair value of our long-term debt obligations is categorized as Level 2 within the fair value hierarchy.

11. PARTNERS’ CAPITAL

Distribution to Partners

The following table sets forth our distributions, as approved by the board of directors of our General Partner, during the nine months ended September 30, 2015.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit	Cash Distributed
			(in millions, except per unit amounts)
July 29, 2015	August 7, 2015	August 14, 2015	$0.35250	$16.3
April 29, 2015	May 8, 2015	May 15, 2015	$0.34750	$16.0
January 28, 2015	February 6, 2015	February 13, 2015	$0.34250	$15.8

We paid cash distributions to EEP for its ownership interest in us totaling $8.8 million and $8.1 million for the three months ended September 30, 2015 and 2014, respectively, and $25.9 million and $20.0 million for the nine months ended September 30, 2015 and 2014, respectively. These amounts are reflected in “Distributions to partners,” on our consolidated statements of cash flows.

Distributions to Noncontrolling Interests

Midcoast Operating paid cash distributions to EEP for its ownership interest in Midcoast Operating totaling $26.2 million and $22.1 million for the three months ended September 30, 2015 and 2014, respectively, and $72.0 million and $83.3 million for the nine months ended September 30, 2015 and 2014, respectively. These amounts are reflected in “Distributions to noncontrolling interest” in our consolidated statements of cash flows.

On July 29, 2015, the partners of Midcoast Operating approved an amendment to Midcoast Operating’s limited partnership agreement that would potentially enhance our distributable cash flow, demonstrating EEP’s further support of our ongoing cash distribution strategy and growth outlook. The amendment will provide a mechanism for us to receive increased quarterly distributions from Midcoast Operating and for EEP to receive reduced quarterly distributions if our declared distribution exceeds our distributable cash, as that term is defined in Midcoast Operating’s limited partnership agreement. Midcoast Operating’s adjustment of EEP’s distribution will be limited by EEP’s pro rata share of the Midcoast Operating quarterly cash distribution and a maximum of $0.005 per unit quarterly distribution increase by us. There is no requirement for us to compensate EEP for these adjusted distributions, except for settling our capital accounts with Midcoast Operating in a liquidation scenario. The amendment to the limited partnership agreement and the support it provides to our cash distribution is effective with the quarter ended June 30, 2015, and continues through and including the distribution made for the quarter ending December 31, 2017. In 2015, we have not received an increased allocation of cash distributions from Midcoast Operating as distributable cash flow we generated exceeded the cash distribution amount we declared for payout.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. PARTNERS’ CAPITAL  – (continued)

Changes in Partners’ Capital

The following table presents significant changes in partners’ capital accounts attributable to our General Partner and limited partners as well as the noncontrolling interest in our consolidated subsidiary during the nine months ended September 30, 2015 and 2014.

	For the nine months ended September 30,
	2015	2014
	(in millions)
Class A common units:
Beginning balance	$634.2	$495.3
Net income (loss)	(78.4)	1.0
Acquisition of noncontrolling interest in subsidiary	—	133.3
Distributions	(23.6)	(18.2)
Ending balance	$532.2	$611.4
Subordinated units:
Beginning balance	$1,174.0	$1,035.1
Net income (loss)	(78.4)	1.1
Acquisition of noncontrolling interest in subsidiary	—	133.3
Distributions	(23.6)	(18.2)
Ending balance	$1,072.0	$1,151.3
General Partner units:
Beginning balance	$47.8	$42.2
Net loss	(3.3)	—
Acquisition of noncontrolling interest in subsidiary	—	5.4
Distributions	(0.9)	(0.7)
Ending balance	$43.6	$46.9
Accumulated other comprehensive income (loss)
Beginning balance	$11.6	$(3.1)
Changes in fair value of derivative financial instruments reclassified to earnings	(12.5)	5.1
Changes in fair value of derivative financial instruments recognized in other comprehensive income (loss)	4.2	(1.8)
Ending balance	$3.3	$0.2
Noncontrolling interest
Beginning balance	$2,529.0	$2,983.2
Capital contributions	97.2	130.5
Acquisition of noncontrolling interest in subsidiary	—	(622.0)
Comprehensive income:
Net income (loss)	(125.4)	13.8
Other comprehensive income (loss), net of tax	(7.8)	5.3
Distributions to noncontrolling interest	(72.0)	(83.3)
Ending balance	$2,421.0	$2,427.5
Total partners’ capital at end of period	$4,072.1	$4,237.3

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. PARTNERS’ CAPITAL  – (continued)

Securities Authorized for Issuance under LTIP

In connection with our LTIP, we filed a registration statement on Form S-8 with the SEC registering the issuance of 3,750,000 Class A common units that are issuable pursuant to awards that may be granted under the LTIP. As of September 30, 2015, we have not granted any awards for Class A common units under our LTIP.

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

Under the Intercorporate Services Agreement, we reimburse EEP and its affiliates for the costs and expenses incurred in providing us with such services. The amounts incurred by us through EEP for services received pursuant to the Intercorporate Services Agreement are reflected in “Operating and maintenance — affiliate” and “General and administrative — affiliate” on our consolidated statements of income. EEP has agreed to reduce the amounts payable for general and administrative expenses that otherwise would have been allocable to Midcoast Operating by $25.0 million annually. As a result, for the three and nine months ended September 30, 2015, we recognized $6.3 million and $18.8 million, respectively, as a reduction to “Due to General Partner and affiliates” with the offset recorded as a contribution to “Noncontrolling interest” in our consolidated statements of financial position.

Enbridge and Enbridge Management and their respective affiliates allocated direct workforce costs to us for our construction projects of $2.2 million and $5.8 million as of September 30, 2015 and December 31, 2014, respectively, which we recorded as additions to “Property, plant and equipment, net” on our consolidated statements of financial position.

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

Also, included in “Cost of natural gas and natural gas liquids — affiliate,” are $5.1 million and $5.4 million for the three months ended September 30, 2015 and 2014, respectively, and $13.4 million and $16.8 million for the nine months ended September 30, 2015 and 2014, respectively, of pipeline transportation and demand fees from Texas Express NGL system. Our logistics and marketing business has made commitments to transport up to 120,000 barrels per day, or Bpd, of NGLs on the Texas Express NGL system from 2015 to 2022. The current commitment level is 29,000 Bpd.

Routine purchases and sales with affiliates are settled monthly through MEP’s centralized treasury function at terms that are consistent with third-party transactions for the three and nine months ended September 30, 2015 and 2014. Routine purchases and sales with affiliates that have not yet been settled are included in “Due from General Partner and affiliates” and “Due to General Partner and affiliates” on our consolidated statements of financial position.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. RELATED PARTY TRANSACTIONS  – (continued)

Sale of Accounts Receivable

We sold and derecognized receivables to an indirect wholly-owned subsidiary of Enbridge for $509.8 million and $845.7 million for the three months ended September 30, 2015 and 2014, respectively, and $1,752.4 million and $2,702.2 million for the nine months ended September 30, 2015 and 2014, respectively. We received cash proceeds of $509.7 million and $845.5 million for the three months ended September 30, 2015 and 2014, respectively, and $1,751.9 million and $2,701.5 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, $221.0 million and $272.7 million, respectively, of the receivables were outstanding and had not been collected on behalf of the Enbridge subsidiary.

Consideration for the receivables sold is equivalent to the carrying value of the receivables less a discount for credit risk. The difference between the carrying value of the receivables sold and the cash proceeds received is recognized in “General and administrative — affiliate” expense in our consolidated statements of income. The expense stemming from the discount on the receivables sold was $0.1 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $0.5 million and $0.7 million for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015 and December 31, 2014, we had $6.7 million and $17.7 million, respectively, in “Restricted cash” on our consolidated statements of financial position, consisting of cash collections related to the receivables sold that have yet to be remitted to the Enbridge subsidiary.

13. COMMITMENTS AND CONTINGENCIES

Environmental Liabilities

We are subject to federal and state laws and regulations relating to the protection of the environment. Environmental risk is inherent to the operating activities of our gathering, processing and transportation and logistics and marketing businesses, and we are, at times, subject to environmental cleanup and enforcement actions. We manage this environmental risk through appropriate environmental policies and practices to minimize any impact our operations may have on the environment. To the extent that we are unable to recover payment for environmental liabilities from insurance or otherwise, we will be responsible for payment of liabilities arising from environmental incidents associated with the operating activities of our gathering, processing and transportation and logistics and marketing businesses. We continue to voluntarily monitor past leak sites on our systems for the purpose of assessing whether any remediation is required in light of current regulations. As of September 30, 2015, we did not have any remaining material accrued environmental liabilities. As of December 31, 2014, we had $0.2 million of accrued environmental liabilities included in “Other long-term liabilities” on our consolidated statements of financial position.

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

Derivative Positions

Our derivative financial instruments are included at their fair values in the consolidated statements of financial position as follows:

	September 30, 2015	December 31, 2014
	(in millions)
Other current assets	$127.6	$164.7
Other assets, net	54.3	91.5
Accounts payable and other(1)	(58.2)	(74.4)
Other long-term liabilities	(21.8)	(22.5)
Due from General Partner and affiliates	—	0.3
	$101.9	$159.6

(1)	Includes $16.2 million and $28.4 million of cash collateral at September 30, 2015 and December 31, 2014, respectively.

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

	September 30, 2015	December 31, 2014
	(in millions)
Counterparty Credit Quality(1)
AAA	$0.2	$0.1
AA(2)	67.7	74.4
A	29.6	67.1
Lower than A	4.4	18.0
	$101.9	$159.6

(1)	As determined by nationally-recognized statistical ratings organizations.
(2)	Includes $16.2 million and $28.4 million of cash collateral at September 30, 2015 and December 31, 2014, respectively.

As the net value of our derivative financial instruments has decreased in response to changes in forward commodity prices, our outstanding financial exposure to third parties has also decreased. When credit thresholds are met pursuant to the terms of our International Swaps and Derivatives Association, Inc., or ISDA®, financial contracts, we have the right to require collateral from our counterparties. We include any cash collateral received in the balances listed above. As of September 30, 2015, and December 31, 2014, our short-term liabilities included $16.2 million and $28.4 million, respectively, relating to cash collateral on our asset exposures. At September 30, 2015, our restricted cash included $4.0 million of the $16.2 million in cash collateral with the remaining $12.2 million of cash collateral held by EEP. Cash collateral is classified as “Restricted cash” in our consolidated statements of financial position. When we are in a position of posting collateral to cover our counterparties’ exposure to our non-performance, the collateral is provided through letters of credit, which are not reflected above.

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

In the event that our credit ratings were to decline below the lowest level of investment grade, as determined by Standard & Poor’s and Moody’s, we would be required to provide additional amounts under our existing letters of credit to meet the requirements of our ISDA® agreements. For example, if our credit ratings had been below the lowest level of investment grade at September 30, 2015, we would have been required to provide additional letters of credit in the amount of $12.2 million.

At September 30, 2015, and December 31, 2014, we had credit concentrations in the following industry sectors, as presented below:

	September 30, 2015	December 31, 2014
	(in millions)
United States financial institutions and investment banking entities(1)	$81.4	$88.5
Non-United States financial institutions	(6.5)	30.7
Integrated oil companies	2.0	1.7
Other	25.0	38.7
	$101.9	$159.6

(1)	Includes $16.2 million and $28.4 million of cash collateral at September 30, 2015 and December 31, 2014, respectively.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Effect of Derivative Instruments on the Consolidated Statements of Financial Position

		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
	Financial Position Location	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
		(in millions)
Derivatives designated as cash flow hedging instruments:(1)
Commodity contracts	Other current assets	$7.4	$26.1	$—	$—
Commodity contracts	Other assets	—	2.1	—	—
		7.4	28.2	—	—
Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	120.2	138.6	—	—
Commodity contracts	Other assets	54.3	89.4	—	—
Commodity contracts	Accounts payable and other(2)	—	—	(42.0)	(46.0)
Commodity contracts	Other long-term liabilities	—	—	(21.8)	(22.5)
Commodity contracts	Due from general partner and affiliates	—	0.3	—	—
		174.5	228.3	(63.8)	(68.5)
Total derivative instruments		$181.9	$256.5	$(63.8)	$(68.5)

(1)	Includes items currently designated as hedging instruments. Excludes the portion of de-designated hedges which may have a component remaining in AOCI.
(2)	Excludes total of $16.2 million and $28.4 million of cash collateral at September 30, 2015 and December 31, 2014, respectively.

Accumulated Other Comprehensive Income

We record the change in fair value of our highly effective cash flow hedges in AOCI until the derivative financial instruments are settled, at which time they are reclassified to earnings. As of September 30, 2015 and December 31, 2014, we included in AOCI unrecognized gains of approximately $0.4 million and unrecognized losses of approximately $0.1 million, respectively, associated with derivative financial instruments that qualified for and were classified as cash flow hedges of forecasted transactions that were subsequently de-designated, settled, or terminated. These gains are reclassified to earnings over the periods during which the originally hedged forecasted transactions affect earnings.

During the nine months ended September 30, 2015 and 2014, unrealized commodity hedge gains of $1.5 million and losses of $0.2 million, respectively, were de-designated as a result of the hedges no longer meeting hedge accounting criteria. We estimate that approximately $8.3 million, representing unrealized net gains from our cash flow hedging activities based on pricing and positions at September 30, 2015, will be reclassified from AOCI to earnings during the next 12 months.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)	Location of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)	Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
		(in millions)
For the three months ended September 30, 2015
Commodity contracts	$(5.5)	Cost of natural gas and natural gas liquids	$8.5	Cost of natural gas and natural gas liquids	$(0.1)
For the three months ended September 30, 2014
Commodity contracts	$11.2	Cost of natural gas and natural gas liquids	$(2.1)	Cost of natural gas and natural gas liquids	$0.9
For the nine months ended September 30, 2015
Commodity contracts	$(16.8)	Cost of natural gas and natural gas liquids	$24.0	Cost of natural gas and natural gas liquids	$(4.1)
For the nine months ended September 30, 2014
Commodity contracts	$7.9	Cost of natural gas and natural gas liquids	$(12.4)	Cost of natural gas and natural gas liquids	$1.5

(1)	Includes only the ineffective portion of derivatives that are designated as hedging instruments and does not include net gains or losses associated with derivatives that do not qualify for hedge accounting treatment.

Components of Accumulated Other Comprehensive Income/(Loss)

	Cash Flow Hedges
	2015	2014
	(in millions)
Balance at January 1	$11.6	$(3.1)
Other comprehensive income (loss) before reclassifications(1)(2)	4.1	(1.8)
Amounts reclassified from AOCI(3)(4)	(12.5)	5.1
Tax benefit	0.1	—
Net other comprehensive income (loss)	$(8.3)	$3.3
Balance at September 30	$3.3	$0.2

(1)	Excludes NCI gain of $3.7 million and NCI loss of $2.9 million reclassified from AOCI at September 30, 2015 and 2014, respectively.
(2)	Excludes NCI gain of $0.9 million reclassified from AOCI related to the acquisition of additional interests in Midcoast Operating as of September 30, 2014.
(3)	Excludes NCI loss of $11.5 million and NCI gain of $7.3 million reclassified from AOCI at September 30, 2015 and 2014, respectively.
(4)	For additional details on the amounts reclassified from AOCI, reference the Reclassifications from Accumulated Other Comprehensive Income table below.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Reclassifications from Accumulated Other Comprehensive Income

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Losses (gains) on cash flow hedges:
Commodity Contracts(1)(2)(3)	$(4.5)	$1.1	$(12.5)	$5.1
Total Reclassifications from AOCI	$(4.5)	$1.1	$(12.5)	$5.1

(1)	Loss (gain) reported within “Cost of natural gas and natural gas liquids” in the consolidated statements of income.
(2)	Excludes NCI loss of $4.0 million and NCI gain of $1.0 million reclassified from AOCI for the three months ended September 30, 2015 and 2014, respectively.
(3)	Excludes NCI loss of $11.5 million and NCI gain of $7.3 million reclassified from AOCI for the nine months ended September 30, 2015 and 2014, respectively.

Effect of Derivative Instruments on Consolidated Statements of Income

		For the three months ended September 30,		For the nine months ended September 30,
		2015	2014	2015	2014
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings	Amount of Gain or (Loss) Recognized in Earnings(1)(2)		Amount of Gain or (Loss) Recognized in Earnings(1)(2)
		(in millions)
Commodity contracts	Operating revenue	$(7.2)	$7.7	$(22.4)	$10.8
Commodity contracts	Operating revenue – affiliate	—	(0.1)	(0.3)	0.4
Commodity contracts	Cost of natural gas and natural gas liquids(3)	40.7	9.5	44.3	(9.9)
Total		$33.5	$17.1	$21.6	$1.3

(1)	Does not include settlements associated with derivative instruments that settle through physical delivery.
(2)	Includes only net gains or losses associated with those derivatives that do not qualify for hedge accounting treatment and does not include the ineffective portion of derivatives that are designated as hedging instruments.
(3)	Includes settlements gains (losses) of $27.3 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and settlement gains (losses) of $71.0 million and $(8.6) million for the nine months ended September 30, 2015 and 2014, respectively.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Offsetting of Financial Assets and Derivative Assets

	As of September 30, 2015
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$181.9	$—	$181.9	$(59.9)	$122.0

	As of December 31, 2014
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$256.5	$—	$256.5	$(91.8)	$164.7

(1)	Includes $16.2 million and $28.4 million of cash collateral at September 30, 2015 and December 31, 2014, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities

	As of September 30, 2015
	Gross Amount of Recognized Liabilities(1)	Gross Amount Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$(80.0)	$—	$(80.0)	$59.9	$(20.1)

	As of December 31, 2014
	Gross Amount of Recognized Liabilities(1)	Gross Amount Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$(96.9)	$—	$(96.9)	$91.8	$(5.1)

(1)	Includes $16.2 million and $28.4 million of cash collateral at September 30, 2015 and December 31, 2014, respectively.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Inputs to Fair Value Derivative Instruments

The following table sets forth by level within the fair value hierarchy our net financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015, and December 31, 2014. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our valuation of the financial assets and liabilities and their placement within the fair value hierarchy.

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Commodity contracts:
Financial	$—	$6.1	$14.3	$20.4	$—	$19.1	$42.7	$61.8
Physical	—	—	4.6	4.6	—	—	19.5	19.5
Commodity options	—	—	93.1	93.1	—	—	106.7	106.7
	$—	$6.1	$112.0	$118.1	$—	$19.1	$168.9	$188.0
Cash Collateral				(16.2)				(28.4)
Total				$101.9				$159.6

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

Qualitative Information about Level 3 Fair Value Measurements

Data from pricing services and published indices are used to value our Level 3 derivative instruments, which are fair-valued on a recurring basis. We may also use these inputs with internally developed methodologies that result in our best estimate of fair value. The inputs listed in the table below would have a direct impact on the fair values of the listed instruments. The significant unobservable inputs used in the fair value measurement of the commodity derivatives (natural gas, NGLs, and crude oil) are forward commodity prices. The significant unobservable inputs used in determining the fair value measurement of options are price and volatility. Increases/(decreases) in the forward commodity price in isolation would result in higher/(lower) fair values for long positions, with offsetting impacts to short positions. Increases/(decreases) in volatility would increase/(decrease) the value for the holder of the option. Generally, a change in the estimate of forward commodity prices is unrelated to a change in the estimate of volatility of prices. A change to the credit valuation adjustment would change the fair value of the positions in opposite directions.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Quantitative Information About Level 3 Fair Value Measurements

Contract Type	Fair Value at September 30, 2015(2)	Valuation Technique	Unobservable Input	Range(1)			Units
				Lowest	Highest	Weighted Average
	(in millions)
Commodity Contracts – Financial
Natural Gas	$0.3	Market Approach	Forward Gas Price	2.41	3.16	2.84	MMBtu
NGLs	14.0	Market Approach	Forward NGL Price	0.20	0.99	0.51	Gal
Commodity Contracts – Physical
Natural Gas	(3.9)	Market Approach	Forward Gas Price	2.33	3.53	2.61	MMBtu
Crude Oil	(0.4)	Market Approach	Forward Crude Oil Price	31.17	47.93	44.35	Bbl
NGLs	8.9	Market Approach	Forward NGL Price	0.20	1.39	0.43	Gal
Commodity Options
Natural Gas, Crude and NGLs	93.1	Option Model	Option Volatility	10%	62%	35%
Total Fair Value	$112.0

(1)	Prices are in dollars per Millions of British Thermal Units, or MMBtu, for natural gas, dollars per Gallon, or Gal, for NGLs and dollars per barrel, or Bbl, for crude oil.
(2)	Fair values include credit valuation adjustment losses of approximately $0.3 million.

Contract Type	Fair Value at December 31, 2014(2)	Valuation Technique	Unobservable Input	Range(1)			Units
				Lowest	Highest	Weighted Average
	(in millions)
Commodity Contracts – Financial
Natural Gas	$0.6	Market Approach	Forward Gas Price	2.55	3.72	3.04	MMBtu
NGLs	42.1	Market Approach	Forward NGL Price	0.48	1.14	0.64	Gal
Commodity Contracts – Physical
Natural Gas	1.5	Market Approach	Forward Gas Price	1.55	4.08	3.08	MMBtu
Crude Oil	(0.9)	Market Approach	Forward Crude Oil Price	49.57	55.60	53.51	Bbl
NGLs	18.9	Market Approach	Forward NGL Price	0.06	1.21	0.54	Gal
Commodity Options
Natural Gas, Crude and NGLs	106.7	Option Model	Option Volatility	19%	94%	36%
Total Fair Value	$168.9

(1)	Prices are in dollars per MMBtu for natural gas, Gal for NGLs, and Bbl for crude oil.
(2)	Fair values include credit valuation adjustment losses of approximately $1.0 million.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Level 3 Fair Value Reconciliation

The table below provides a reconciliation of changes in the fair value of our Level 3 financial assets and liabilities measured on a recurring basis from January 1, 2015 to September 30, 2015. No transfers of assets between any of the Levels occurred during the period.

	Commodity Financial Contracts	Commodity Physical Contracts	Commodity Options	Total
	(in millions)
Beginning balance as of January 1, 2015	$42.7	$19.5	$106.7	$168.9
Transfer out of Level 3(1)	—	—	—	—
Gains or losses included in earnings:
Reported in Operating revenue	—	(3.2)	—	(3.2)
Reported in Cost of natural gas and natural gas liquids	(1.1)	18.8	30.2	47.9
Gains or losses included in other comprehensive income:
Reported in Other comprehensive income (loss), net of tax	0.4	—	—	0.4
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Sales	—	—	2.0	2.0
Settlements(2)	(27.7)	(30.5)	(45.8)	(104.0)
Ending balance as of September 30, 2015	$14.3	$4.6	$93.1	$112.0
Amounts reported in Operating revenue	$—	$(22.7)	$—	$(22.7)
Amount of changes in net assets attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date:
Reported in Operating revenue	$—	$(1.4)	$—	$(1.4)
Reported in Cost of natural gas and natural gas liquids	$(2.0)	$5.3	$30.6	$33.9

(1)	Our policy is to recognize transfers as of the last day of the reporting period.
(2)	Settlements represent the realized portion of forward contracts.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Fair Value Measurements of Commodity Derivatives

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity based swaps and physical contracts at September 30, 2015 and December 31, 2014.

	At September 30, 2015						At December 31, 2014
			Wtd. Average Price(2)		Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)	Receive	Pay	Asset	Liability	Asset	Liability
					(in millions)
Portion of contracts maturing in 2015
Swaps
Receive variable/pay fixed	NGL	964,000	$22.66	$25.42	$0.7	$(3.3)	$—	$(6.8)
	Crude Oil	350,000	$45.54	$72.70	$—	$(9.5)	$—	$(27.4)
Receive fixed/pay variable	NGL	1,913,800	$29.66	$24.25	$11.3	$(1.0)	$39.2	$—
	Crude Oil	398,720	$81.28	$45.63	$14.2	$—	$42.4	$—
Receive variable/pay variable	Natural Gas	828,000	$2.45	$2.52	$—	$(0.1)	$1.5	$(1.7)
Physical Contracts
Receive variable/pay fixed	NGL	50,000	$31.63	$33.02	$—	$(0.1)	$—	$(3.6)
	Crude Oil	8,600	$45.26	$45.12	$—	$—	$—	$—
Receive fixed/pay variable	NGL	3,048,988	$18.83	$17.16	$6.4	$(1.3)	$19.8	$—
	Crude Oil	54,500	$42.69	$45.80	$—	$(0.2)	$0.5	$—
Receive variable/pay variable	Natural Gas	54,524,000	$2.48	$2.49	$—	$(0.8)	$2.2	$(1.0)
	NGL	5,150,479	$20.54	$20.07	$5.3	$(2.9)	$3.7	$(1.0)
	Crude Oil	742,342	$43.59	$43.90	$1.3	$(1.5)	$0.3	$(1.7)
Portion of contracts maturing in 2016
Swaps
Receive variable/pay fixed	Natural Gas	16,287	$2.72	$3.48	$—	$—	$—	$(0.1)
	NGL	833,500	$23.81	$30.54	$—	$(5.6)	$—	$—
	Crude Oil	415,950	$49.02	$82.69	$—	$(14.0)	$—	$(8.1)
Receive fixed/pay variable	NGL	1,428,500	$31.34	$22.26	$13.3	$(0.3)	$9.3	$—
	Crude Oil	425,950	$84.17	$48.95	$14.9	$—	$9.1	$—
Receive variable/pay variable	Natural Gas	5,124,000	$2.79	$2.76	$0.2	$—	$0.5	$(0.3)
Physical Contracts
Receive fixed/pay variable	NGL	233,952	$20.02	$19.25	$0.2	$(0.1)	$—	$—
Receive variable/pay variable	Natural Gas	177,875,634	$2.62	$2.64	$—	$(3.4)	$0.7	$(0.4)
	NGL	9,640,509	$17.02	$16.88	$1.6	$(0.2)	$—	$—
Portion of contracts maturing in 2017
Swaps
Receive variable/pay fixed	Natural Gas	76,530	$2.62	$2.97	$—	$—	$—	$—
	NGL	547,500	$19.97	$25.86	$—	$(3.2)	$—	$—
	Crude Oil	547,500	$52.74	$66.72	$—	$(7.6)	$—	$—
Receive fixed/pay variable	NGL	547,500	$23.59	$19.97	$2.0	$—	$0.7	$—
	Crude Oil	547,500	$66.78	$52.74	$7.6	$—	$0.8	$—
Receive variable/pay variable	Natural Gas	8,050,000	$2.82	$2.77	$0.4	$—	$—	$—
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$3.03	$3.01	$0.1	$—	$0.2	$(0.1)
Portion of contracts maturing in 2018
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$3.16	$3.14	$0.1	$—	$—	$—
Portion of contracts maturing in 2019
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$3.25	$3.22	$0.1	$—	$—	$—
Portion of contracts maturing in 2020
Physical Contracts
Receive variable/pay variable	Natural Gas	359,640	$3.55	$3.52	$—	$—	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.
(2)	Weighted-average prices received and paid are in $/MMBtu for natural gas and $/Bbl for NGL and crude oil.
(3)	The fair value is determined based on quoted market prices at September 30, 2015, and December 31, 2014, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment gains (losses) of approximately $0.4 million and ($0.4) million at September 30, 2015 and December 31, 2014, respectively, as well as cash collateral received.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

The following table provides summarized information about the fair value of expected cash flows of our outstanding commodity options at September 30, 2015 and December 31, 2014.

	At September 30, 2015						At December 31, 2014
	Commodity	Notional(1)	Strike Price(2)	Market Price(2)	Fair Value(3)		Fair Value(3)
					Asset	Liability	Asset	Liability
					(in millions)
Portion of option contracts maturing in 2015
Puts (purchased)	Natural Gas	1,012,000	$3.90	$2.60	$1.3	$—	$3.8	$—
	NGL	579,600	$43.32	$23.75	$11.4	$—	$40.2	$—
	Crude Oil	184,000	$81.56	$45.77	$6.6	$—	$18.8	$—
Calls (written)	Natural Gas	322,000	$5.05	$2.60	$—	$—	$—	$—
	NGL	372,600	$45.80	$23.58	$—	$—	$—	$(0.6)
	Crude Oil	184,000	$88.39	$45.77	$—	$—	$—	$(0.4)
Puts (written)	Natural Gas	1,012,000	$3.90	$2.60	$—	$(1.3)	$—	$(3.8)
	NGL	23,000	$77.28	$39.81	$—	$(0.9)	$—	$—
Calls (purchased)	Natural Gas	322,000	$5.05	$2.60	$—	$—	$—	$—
Portion of option contracts maturing in 2016
Puts (purchased)	Natural Gas	1,647,000	$3.75	$2.80	$1.7	$—	$1.0	$—
	NGL	2,836,500	$39.24	$22.88	$48.4	$—	$39.3	$—
	Crude Oil	805,200	$75.91	$49.23	$21.8	$—	$14.7	$—
Calls (written)	Natural Gas	1,647,000	$4.98	$2.80	$—	$—	$—	$(0.1)
	NGL	2,836,500	$45.14	$22.88	$—	$(1.2)	$—	$(3.2)
	Crude Oil	805,200	$86.68	$49.23	$—	$(0.2)	$—	$(2.7)
Puts (written)	Natural Gas	1,647,000	$3.75	$2.80	$—	$(1.7)	$—	$(1.0)
	NGL	91,500	$39.06	$25.26	$—	$(1.3)	$—	$—
Calls (purchased)	Natural Gas	1,647,000	$4.98	$2.80	$—	$—	$0.1	$—
	NGL	91,500	$46.41	$25.26	$—	$—	$—	$—
Portion of option contracts maturing in 2017
Puts (purchased)	NGL	1,277,500	$25.26	$24.76	$5.5	$—	$1.2	$—
	Crude Oil	547,500	$63.00	$52.74	$7.5	$—	$4.1	$—
Calls (written)	NGL	1,277,500	$29.46	$24.76	$—	$(3.0)	$—	$(0.7)
	Crude Oil	547,500	$71.45	$52.74	$—	$(1.1)	$—	$(3.3)

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.
(2)	Strike and market prices are in $/MMBtu for natural gas and in $/Bbl for NGL and crude oil.
(3)	The fair value is determined based on quoted market prices at September 30, 2015, and December 31, 2014, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude any credit valuation adjustment losses of approximately $0.4 million and $0.7 million at September 30, 2015 and December 31, 2014, respectively, as well as cash collateral received.

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

We computed our income tax expense by applying a Texas state franchise tax rate to modified gross margin. Our Texas state franchise tax rate was 0.4% and 0.5% for the nine months ended September 30, 2015 and 2014, respectively. Our income tax expense was $3.7 million and $1.4 million for the three and nine months ended September 30, 2015, respectively. Our income tax expense was $0.9 million and $2.7 million for the three and nine months ended September 30, 2014, respectively.

In the third quarter of 2015, we assigned certain contracts in our Logistics and Marketing segment to a third party. Refer to Note 3. Acquisitions and Dispositions for more information about this transaction. This transaction increased our Texas franchise tax apportionment factor. As a result, during the three and nine months ended September 30, 2015, we incurred approximately $2.4 million of additional deferred income tax expense in our consolidated statements of income.

At September 30, 2015 and December 31, 2014, we included a current income tax payable of $1.0 million and $1.5 million, respectively, in “Property and other taxes payable” on our consolidated statements of financial position. In addition, at September 30, 2015 and December 31, 2014, we included a deferred income tax payable of

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15. INCOME TAXES  – (continued)

$14.4 million and $14.2 million, respectively, in “Other long-term liabilities” on our consolidated statements of financial position to reflect the tax associated with the difference between the net basis in assets and liabilities for financial and state tax reporting.

The Texas Franchise Tax Reduction Act of 2015 was signed into law on June 15, 2015. The law applies to original reports filed on or after January 1, 2016, and permanently reduces Texas franchise tax rates. Specifically, the general 1.0% rate will be reduced to 0.75%. As a result of this change, we have recorded a reduction in our deferred income tax payable reflected in “Other long-term liabilities” on our consolidated statement of financial position of approximately $3.5 million at September 30, 2015.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16. SEGMENT INFORMATION  – (continued)

The following tables present certain financial information relating to our business segments and corporate activities:

	For the three months ended September 30, 2015
	Gathering, Processing and Transportation		Logistics and Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$357.7		$520.8	$—	$878.5
Less: Intersegment revenue	214.3		3.2	—	217.5
Operating revenue	143.4		517.6	—	661.0
Cost of natural gas and natural gas liquids	16.7		506.0	—	522.7
Segment gross margin	126.7		11.6	—	138.3
Operating and maintenance	55.7		18.2	0.1	74.0
General and administrative	17.2		3.0	1.0	21.2
Depreciation and amortization	37.1		2.1	—	39.2
	110.0		23.3	1.1	134.4
Operating income (loss)	16.7		(11.7)	(1.1)	3.9
Interest expense, net	—		—	(7.6)	(7.6)
Other income (loss)	8.9	(2)	—	(0.4)	8.5
Income (loss) before income tax expense	25.6		(11.7)	(9.1)	4.8
Income tax expense	—		—	(3.7)	(3.7)
Net income (loss)	$25.6		$(11.7)	$(12.8)	$1.1
Less: Net income attributable to noncontrolling interest	—		—	4.7	4.7
Net income (loss) attributable to general and limited partner ownership interests in Midcoast Energy Partners, L.P.	$25.6		$(11.7)	$(17.5)	$(3.6)

(1)	Corporate consists of interest expense, interest income, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.
(2)	Other income for our Gathering, Processing and Transportation segment includes our equity investment in the Texas Express NGL system.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16. SEGMENT INFORMATION  – (continued)

	For the three months ended September 30, 2014
	Gathering, Processing and Transportation		Logistics and Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$646.3		$1,252.4	$—	$1,898.7
Less: Intersegment revenue	484.9		14.4	—	499.3
Operating revenue	161.4		1,238.0	—	1,399.4
Cost of natural gas and natural gas liquids	20.7		1,217.5	—	1,238.2
Segment gross margin	140.7		20.5	—	161.2
Operating and maintenance	64.9		15.7	—	80.6
General and administrative	21.3		3.1	1.5	25.9
Depreciation and amortization	35.5		4.0	—	39.5
	121.7		22.8	1.5	146.0
Operating income (loss)	19.0		(2.3)	(1.5)	15.2
Interest expense, net	—		—	(3.6)	(3.6)
Other income	5.3	(2)	—	—	5.3
Income (loss) before income tax expense	24.3		(2.3)	(5.1)	16.9
Income tax expense	—		—	(0.9)	(0.9)
Net income (loss)	$24.3		$(2.3)	$(6.0)	$16.0
Less: Net income attributable to noncontrolling interest	—		—	9.7	9.7
Net income (loss) attributable to general and limited partner ownership interests in Midcoast Energy Partners, L.P.	$24.3		$(2.3)	$(15.7)	$6.3

(1)	Corporate consists of interest expense, interest income, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.
(2)	Other income for our Gathering, Processing and Transportation segment includes our equity investment in the Texas Express NGL system.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16. SEGMENT INFORMATION  – (continued)

	As of and for the nine months ended September 30, 2015
	Gathering, Processing and Transportation	Logistics and Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$1,144.5	$1,975.3	$—	$3,119.8
Less: Intersegment revenue	776.9	28.3	—	805.2
Operating revenue	367.6	1,947.0	—	2,314.6
Cost of natural gas and natural gas liquids	58.5	1,913.9	—	1,972.4
Segment gross margin	309.1	33.1	—	342.2
Operating and maintenance	161.5	45.1	0.3	206.9
General and administrative	48.5	9.0	3.6	61.1
Goodwill impairment	206.1	20.4	—	226.5
Asset impairment	—	12.3	—	12.3
Depreciation and amortization	112.0	6.3	—	118.3
	528.1	93.1	3.9	625.1
Operating loss	(219.0)	(60.0)	(3.9)	(282.9)
Interest expense, net	—	—	(21.5)	(21.5)
Other income (loss)	20.5 (2)	—	(0.2)	20.3
Loss before income tax expense	(198.5)	(60.0)	(25.6)	(284.1)
Income tax expense	—	—	(1.4)	(1.4)
Net loss	(198.5)	(60.0)	(27.0)	(285.5)
Less: Net loss attributable to noncontrolling interest	—	—	(125.4)	(125.4)
Net income (loss) attributable to general and limited partner ownership interests in Midcoast Energy Partners, L.P.	$(198.5)	$(60.0)	$98.4	$(160.1)
Total assets	$4,983.0 (3)	$210.2	$99.6	$5,292.8
Capital expenditures (excluding acquisitions)	$132.8	$11.0	$3.6	$147.4

(1)	Corporate consists of interest expense, interest income, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.
(2)	Other income for our Gathering, Processing and Transportation segment includes our equity investment in the Texas Express NGL system.
(3)	Totals assets for our Gathering, Processing and Transportation segment includes $373.7 million for our equity investment in the Texas Express NGL system.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16. SEGMENT INFORMATION  – (continued)

	As of and for the nine months ended September 30, 2014
	Gathering, Processing and Transportation		Logistics and Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$2,065.3		$3,981.2	$—	$6,046.5
Less: Intersegment revenue	1,531.2		72.2	—	1,603.4
Operating revenue	534.1		3,909.0	—	4,443.1
Cost of natural gas and natural gas liquids	155.6		3,831.1	—	3,986.7
Segment gross margin	378.5		77.9	—	456.4
Operating and maintenance	196.5		49.8	0.2	246.5
General and administrative	62.4		8.8	3.5	74.7
Depreciation and amortization	105.4		7.9	—	113.3
	364.3		66.5	3.7	434.5
Operating income (loss)	14.2		11.4	(3.7)	21.9
Interest expense, net	—		—	(9.7)	(9.7)
Other income	6.4	(2)	—	—	6.4
Income (loss) before income tax expense	20.6		11.4	(13.4)	18.6
Income tax expense	—		—	(2.7)	(2.7)
Net income (loss)	20.6		11.4	(16.1)	15.9
Less: Net income attributable to noncontrolling interest	—		—	13.8	13.8
Net income (loss) attributable to general and limited partner ownership interests in Midcoast Energy Partners, L.P.	$20.6		$11.4	$(29.9)	$2.1
Total assets	$4,955.8	(3)	$499.2	$130.2	$5,585.2
Capital expenditures (excluding acquisitions)	$149.8		$8.6	$3.2	$161.6

(1)	Corporate consists of interest expense, interest income, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.
(2)	Other income for our Gathering, Processing and Transportation segment includes our equity investment in the Texas Express NGL system.
(3)	Totals assets for our Gathering, Processing and Transportation segment includes $380.2 million for our equity investment in the Texas Express NGL system.

17. SUPPLEMENTAL CASH FLOW INFORMATION

In the “Cash used in investing activities” section of the consolidated statements of cash flows, we exclude changes that did not affect cash. The following is a reconciliation of cash used for additions to property, plant and equipment to total capital expenditures (excluding “Acquisitions” and “Investment in joint ventures”):

	For the nine months ended September 30,
	2015	2014
	(in millions)
Additions to property, plant and equipment	$155.4	$166.6
Decrease in construction payables	(8.0)	(5.0)
Total capital expenditures	$147.4	$161.6

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

18. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Revenues from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB delayed the effective date of the new revenue standard by one year. This accounting update is effective for annual and interim periods beginning after December 15, 2017 and may be applied on either a full or modified retrospective basis. We are currently evaluating which transition approach we will apply and the impact that this pronouncement will have on our consolidated financial statements.

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

Inventory Measurement

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, which simplifies the subsequent measurement of inventories. For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by current guidance. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. No other changes were made to the current guidance on inventory measurement. This accounting update is effective for annual and interim periods beginning on or after December 15, 2016. We are currently evaluating the impact that this pronouncement will have on our consolidated financial statements.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

19. SUBSEQUENT EVENTS

Distribution to Partners

On October 29, 2015, the board of directors of Midcoast Holdings, acting in its capacity as the General Partner of MEP, declared a cash distribution payable to our unitholders on November 13, 2015. The distribution will be paid to unitholders of record as of November 6, 2015, of our available cash of $16.5 million at September 30, 2015, or $0.3575 per limited partner unit. We will pay $7.6 million to our public Class A common unitholders, while $8.9 million in the aggregate will be paid to EEP with respect to its Class A common units and subordinated units and Midcoast Holdings, L.L.C., with respect to its general partner interest.

Midcoast Operating Distribution

On October 29, 2015, the general partner of Midcoast Operating declared a cash distribution by Midcoast Operating payable on November 13, 2015 to its partners of record as of November 6, 2015. Midcoast Operating will pay $27.4 million to us and $25.7 million to EEP.

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

RESULTS OF OPERATIONS — OVERVIEW

We are a growth-oriented Delaware limited partnership formed by EEP to serve as EEP’s primary vehicle for owning and growing its natural gas and NGL midstream business in the United States. Midcoast Operating is a Texas limited partnership that owns a network of natural gas and NGL gathering and transportation systems, natural gas processing and treating facilities and a NGL fractionation facility primarily located in Texas and Oklahoma. Midcoast Operating also owns and operates NGL and condensate logistics and marketing assets that primarily support its gathering, processing and transportation business. Through our ownership of Midcoast Operating’s general partner, we control, manage and operate these systems.

Our business primarily consists of natural gas and NGL gathering and transportation pipeline systems, natural gas processing and treating facilities and an NGL fractionation facility. We gather natural gas from the wellhead and central receipt points on our systems, deliver it to our facilities for processing and treating and redeliver the residue gas to intrastate of interstate pipelines for transmission to wholesale customers such as power plants, industrial customers and local distribution companies. We deliver the NGLs produced at our processing plants to intrastate pipelines and interstate pipelines NGLs for transportation to the NGL market hubs in Mont Belvieu, Texas and Conway, Kansas. We also deliver a portion of NGLs produced at our fractionation facility at one of processing plants to a wholesale customer. In addition, we also provide marketing services of natural gas and NGLs to wholesale customers.

On September 1, 2015, two wholly-owned subsidiaries of Midcoast Operating in the Logistics and Marketing segment sold certain natural gas inventories and assigned certain storage agreements, transportation contracts and other arrangements to a third-party buyer. Midcoast Operating subsidiaries will now sell their natural gas products directly to third parties, instead of through the Logistics and Marketing segment.

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

The following table reflects our operating income by business segment and corporate charges for the three and nine months ended September 30, 2015, and 2014.

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating income (loss)
Gathering, Processing and Transportation	$16.7	$19.0	$(219.0)	$14.2
Logistics and Marketing	(11.7)	(2.3)	(60.0)	11.4
Corporate	(1.1)	(1.5)	(3.9)	(3.7)
Total operating income (loss)	3.9	15.2	(282.9)	21.9
Interest expense, net	(7.6)	(3.6)	(21.5)	(9.7)
Other income	8.5	5.3	20.3	6.4
Income tax expense	(3.7)	(0.9)	(1.4)	(2.7)
Net income (loss)	$1.1	$16.0	$(285.5)	$15.9

Derivative Transactions and Hedging Activities

Contractual arrangements in our Gathering, Processing and Transportation segment and our Logistics and Marketing segment expose us to market risks associated with changes in commodity prices where we receive natural gas or NGLs in return for the services we provide or where we purchase natural gas or NGLs. Our unhedged commodity position is fully exposed to fluctuations in commodity prices, which can be significant during periods of price volatility. We use derivative financial instruments such as futures, forwards, swaps, options and other financial instruments with similar characteristics, to manage the risks associated with market fluctuations in commodity prices, as well as to reduce variability in our cash flows. Based on our risk management policies, all of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into with the objective of speculating on commodity prices. Some of these derivative financial instruments do not receive hedge accounting under the provisions of authoritative accounting guidance, which can create volatility in our earnings that can be significant. However, these fluctuations in earnings do not affect our cash flow. Cash flow is only affected when we settle the derivative instrument.

We record all derivative instruments in our consolidated financial statements at fair market value pursuant to the requirements of applicable authoritative accounting guidance. We record changes in the fair value of our derivative financial instruments that do not receive hedge accounting in our consolidated statements of income as “Operating revenue” and “Cost of natural gas and natural gas liquids.”

The changes in fair value of our derivatives are also presented as a reconciling item on our consolidated statements of cash flows. The following table presents the net changes in fair value associated with our derivative financial instruments:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Gathering, Processing and Transportation segment:
Hedge ineffectiveness	$(0.1)	$0.9	$(4.1)	$1.5
Non-qualified hedges	10.1	8.7	(31.4)	(1.9)
Logistics and Marketing segment:
Non-qualified hedges	(3.9)	8.1	(18.0)	11.9
Derivative fair value net gains (losses)	$6.1	$17.7	$(53.5)	$11.5

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

The following tables set forth the operating results of our Gathering, Processing and Transportation segment and approximate average daily volumes of natural gas throughput and NGLs produced on our major systems for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating revenues	$143.4	$161.4	$367.6	$534.1
Cost of natural gas and natural gas liquids	16.7	20.7	58.5	155.6
Segment gross margin	126.7	140.7	309.1	378.5
Operating and maintenance	55.7	64.9	161.5	196.5
General and administrative	17.2	21.3	48.5	62.4
Goodwill impairment	—	—	206.1	—
Depreciation and amortization	37.1	35.5	112.0	105.4
Operating expenses	110.0	121.7	528.1	364.3
Operating income (loss)	16.7	19.0	(219.0)	14.2
Other income	8.9	5.3	20.5	6.4
Net income (loss)	$25.6	$24.3	$(198.5)	$20.6
Operating Statistics (MMBtu/d):
East Texas	966,000	1,063,000	981,000	1,021,000
Anadarko	760,000	806,000	794,000	816,000
North Texas	262,000	304,000	274,000	292,000
Total	1,988,000	2,173,000	2,049,000	2,129,000
NGL Production (Bpd)	85,343	84,121	82,498	82,845

Three months ended September 30, 2015, compared with the three months ended September 30, 2014

The operating income of our Gathering, Processing and Transportation segment for the three months ended September 30, 2015, decreased $2.3 million, as compared with the same period in 2014. The area most affected was segment gross margin, which decreased $14.0 million for the three months ended September 30, 2015, as compared with the same period in 2014.

Segment gross margin decreased $7.7 million for the three months ended September 30, 2015, as compared with the same period in 2014, due to decreased margins from lower commodity prices, net of hedges, related to contracts where we were paid in commodities for our services.

Segment gross margin decreased by approximately $5.0 million for the three months ended September 30, 2015, as compared to the same period in 2014, due to reduced natural gas production volumes. The average daily volumes of our major systems for the three months ended September 30, 2015, decreased by 185,000 MMBtu/d, or 9%, when compared to the same period in 2014. The average NGL production for the three months ended September 30, 2015, increased by 1,222 Bpd, or 1%, when compared to the same period in 2014, primarily due to the completion of the Beckville processing plant in the second quarter of 2015 enabling additional production from

East Texas. The decrease in natural gas volumes was primarily attributable to the continued low commodity price environment for natural gas and condensate, resulted in reductions in drilling activity from producers in the areas we operate.

Operating and maintenance and general and administrative costs together decreased $13.3 million for the three months ended September 30, 2015, compared to the same period in 2014, primarily due to work force reductions and other cost reduction efforts, which resulted in a decrease in contract labor as well as other related cost benefits.

Depreciation and amortization expense increased $1.6 million for the three months ended September 30, 2015, compared with the same period of 2014, due to additional assets that were placed into service.

Other income increased $3.6 million for the three months ended September 30, 2015, compared to the same period in 2014, as a result of increases in equity earnings on our investment in the Texas Express NGL system primarily due to higher volumes in the third quarter of 2015 and increases in ship-or-pay commitments.

Nine months ended September 30, 2015, compared with the nine months ended September 30, 2014

The operating income of our Gathering, Processing and Transportation segment for the nine months ended September 30, 2015, decreased $233.2 million, as compared with the same period of 2014, primarily due to the $206.1 million goodwill impairment charge recorded during 2015. We performed a goodwill impairment analysis after we learned from customers, during the second quarter 2015 that reductions in drilling will be prolonged in the producing basins in which we operate due to the continued low commodity price environment. As a result of this analysis, we determined that $206.1 million in goodwill was impaired. In the longer term, we expect our performance to strengthen although the pace and magnitude of improvement is less than we previously expected given the length of recovery in commodity prices and related supply and demand fundamentals anticipated in the market.

Segment gross margin decreased $69.4 million for the nine months ended September 30, 2015, as compared with the same period in 2014, in part due to a decrease of $35.1 million from non-cash, mark-to-market losses of $35.5 million and $0.4 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. These losses are primarily related to the reclassification of previously recognized unrealized market-to-market gains as the underlying transactions were settled.

Segment gross margin decreased $21.4 million for the nine months ended September 30, 2015, as compared with the same period in 2014, due to decreased margins from lower commodity prices, net of hedges, related to contracts where we were paid in commodities for our services.

Segment gross margin decreased $13.0 million, compared to the same period in 2014, due to reduced production volumes. The average daily volumes of our major systems for the nine months ended September 30, 2015, decreased by approximately 80,000 MMBtu/d, or 4%, when compared to the same period in 2014. The decrease in natural gas volumes was primarily attributable to the continued low commodity price environment for natural gas and condensate, which has resulted in reductions in drilling activity from producers in the areas we operate. The average NGL production for the nine months ended September 30, 2015, was relatively flat, when compared to the same period in 2014.

Operating and maintenance and general and administrative costs together decreased $48.9 million for the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to work force reductions and other cost reduction efforts, which resulted in a decrease in contract labor as well as other related cost benefits.

Depreciation and amortization expense increased $6.6 million, for the nine months ended September 30, 2015, compared with the same period of 2014, due to additional assets that were placed into service.

Other income increased $14.1 million for the nine months ended September 30, 2015, compared to the same period in 2014, as a result of increases in equity earnings on our investment in the Texas Express NGL system primarily due to higher volumes in the third quarter of 2015 and increases in ship-or-pay commitments.

Future Prospects for Gathering, Processing and Transportation

We intend to expand our natural gas gathering and processing services by: (1) capturing opportunities within our footprint, (2) expanding outside of our existing footprint through strategic acquisitions, (3) providing an array of services for both natural gas and NGLs in combination with core asset optimization, and (4) capitalizing on new market opportunities by diversifying geographically and by commodity composition. We will pursue internal growth projects designed to provide exposure to incremental supplies of natural gas at the wellhead, increase opportunities to serve additional customers, including new wholesale customers, and allow expansion of our treating and processing businesses. Additionally, we will pursue acquisitions to expand our natural gas services in situations where we have natural advantages to create additional value.

Impact of Commodity Prices

Demand for our midstream services primarily depends upon the supply of natural gas and associated natural gas from crude oil development and the drilling rate for new wells. Demand for these services depends on overall economic conditions and commodity prices. Commodity prices for natural gas, NGLs, condensate and crude oil have remained low throughout 2015. The depressed commodity price environment is the most significant factor for reduced drilling activity and low volumes in the basins in which we operate. Producers remain cautious in the current commodity price environment, and we expect that drilling activity will continue to remain low and as a result expect to see a modest decrease in volumes for the remainder of 2015.

We have largely mitigated our near-term direct commodity risk through our hedging program. We have hedged 90% for the remainder of 2015 and over 80% for 2016 of our direct commodity price exposure. Despite our hedging program, we still bear indirect commodity price exposure as lower drilling activity impacts the volumes on our systems as well as direct commodity price exposure for unhedged commodity positions. We expect this indirect impact on our volumes to improve as prices improve.

Expansion Projects

The following expansion projects are designed to increase natural gas processing, NGL production, residue gas and NGL transportation capacity. The paragraphs below summarize our commercially secured projects that we have placed into service in 2015 or expect to place into service in future periods.

  Beckville Cryogenic Processing Plant

In May 2015, we placed into service a cryogenic natural gas processing plant near Beckville in Panola County, Texas, which we refer to as the Beckville Processing Plant. This plant serves existing and prospective customers pursuing production in the Cotton Valley formation, which is comprised of approximately ten counties in East Texas and has been a steady producer of natural gas for decades, as well as the Eaglebine developments. Production from the Cotton Valley formation typically contains two to three gallons of NGLs per Mcf of natural gas. Our Beckville processing plant is capable of processing approximately 150 MMcf/d of natural gas and producing approximately 8,500 Bpd of NGLs to accommodate the additional liquids-rich natural gas within this geographical area in which our East Texas system operates. Related NGL takeaway infrastructure connecting the Beckville plant to third-party NGL transportation systems was also constructed. This project cost approximately $165.0 million.

The project was funded by us and EEP based on our proportionate ownership percentages in Midcoast Operating, which currently are 51.6% and 48.4%, respectively.

  Eaglebine Developments

The Eaglebine is an emerging oil play in East Texas that spans over five counties and is comprised of multiple formations, including but not limited to, the Woodbine, Buda, Glenrose and Eagle Ford formations. We have a series of construction projects and an acquisition in this play. We have commenced construction of the Ghost Chili pipeline project, which consists of a lateral and associated facilities that will create gathering capacity of over 50 MMcf/d for rich natural gas to be delivered from Eaglebine production areas to our complex of cryogenic processing facilities in East Texas. The initial facilities were placed in service in October 2015. We also expect to construct the Ghost Chili Extension Lateral by late 2016 to fully utilize this gathering capacity with the rest of our processing assets. Given the proximity of our existing East Texas assets, this expansion into Eaglebine will allow us to offer gathering and processing services while leveraging assets on our existing footprint.

On February 27, 2015, we acquired from NGR its midstream operations in Leon, Madison and Grimes counties, Texas. The acquisition consists of a natural gas gathering system currently in operation. For further details regarding the NGR acquisition, refer to Item 1. Financial Statements, Note 3. Acquisitions and Dispositions.

We estimate the aggregate cost of our Eaglebine projects and acquisitions described above to be approximately $160.0 million, of which $125.0 million is estimated to be spent in 2015. Funding is to be provided by us and EEP based on our proportionate ownership percentages in Midcoast Operating.

Logistics and Marketing

The primary role of our logistics and marketing business is to provide marketing services of natural gas, NGLs and condensate received from our gathering, processing and transportation business. We purchase and receive natural gas, NGLs and other products from pipeline systems and processing plants and sell and deliver them to wholesale customers, such as distributors, refiners, fractionators, chemical facilities, various third parties and end users. Our Logistics and Marketing segment derives a majority of its operating income from selling natural gas, NGLs and condensate received from producers on our Gathering, Processing and Transportation segment pipeline assets. A majority of the natural gas and NGLs we purchase are produced in Texas markets where we have expanded access to several interstate natural gas pipelines over the past several years. We can use our connectivity to interstate pipelines to improve value for the producers by transporting natural gas to premium markets and NGLs to primary markets where we can sell them to major customers. Additionally, our Logistics and Marketing segment derives operating income from providing logistics services for our customers from the wellhead to markets.

On September 1, 2015, two wholly-owned subsidiaries of Midcoast Operating in the Logistics and Marketing segment sold certain natural gas inventories and assigned certain storage agreements, transportation contracts and other arrangements to a third party. Midcoast Operating subsidiaries will now sell their natural gas products directly to third parties, instead of through the Logistics and Marketing segment.

The following table sets forth the operating revenues and cost of natural gas and natural gas liquids of these subsidiaries in the Logistics and Marketing segment for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating revenues	$121.1	$626.0	$898.0	$1,673.0
Cost of natural gas and natural gas liquids	116.1	614.1	886.6	1,660.2
Segment gross margin	$5.0	$11.9	$11.4	$12.8

While we expect that operating revenues and cost of natural gas and natural gas liquids will be significantly reduced in future periods due to this transaction, we do not expect a significant impact on segment gross margin as a result.

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

The following table sets forth the operating results of our Logistics and Marketing segment for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating revenues	$517.6	$1,238.0	$1,947.0	$3,909.0
Cost of natural gas and natural gas liquids	506.0	1,217.5	1,913.9	3,831.1
Segment gross margin	11.6	20.5	33.1	77.9
Operating and maintenance	18.2	15.7	45.1	49.8
General and administrative	3.0	3.1	9.0	8.8
Goodwill impairment	—	—	20.4	—
Asset impairment	—	—	12.3	—
Depreciation and amortization	2.1	4.0	6.3	7.9
Operating expenses	23.3	22.8	93.1	66.5
Operating income (loss)	$(11.7)	$(2.3)	$(60.0)	$11.4

Three months ended September 30, 2015, compared with the three months ended September 30, 2014

The operating loss of our Logistics and Marketing segment for the three months ended September 30, 2015 increased $9.4 million, as compared with the same period in 2014. The area most affected was segment gross margin, which decreased $8.9 million for the three months ended September 30, 2015, as compared with the same period in 2014. Decreases in “Operating revenues” and “Cost of natural gas and natural gas liquids” for the three months ended September 30, 2015, as compared with the same period in 2014, are primarily due to decreases in commodity prices and the resulting decreased volumes from lower drilling activities.

Segment gross margin experienced a net decrease of $10.4 million, exclusive of $1.6 million gains associated with the assignments of certain natural gas contracts, due to non-cash, mark-to-market losses for the three months ended September 30, 2015, as compared with the same period in 2014. These losses are primarily related to the reclassification of previously recognized unrealized market-to-market gains as the underlying transactions were settled.

Our segment gross margin also decreased $9.3 million for the three months ended September 30, 2015, as compared with the same period in 2014, due to costs associated with the sale of certain natural gas inventories, and assignment of certain storage agreements, transportation contracts and other arrangements to a third party.

Our segment gross margin increased $8.8 million for the three months ended September 30, 2015, compared with the same period in 2014, due to higher storage margins as a result of sale of liquids product inventory at prevailing market prices relative to the cost of product inventory.

Our segment gross margin also increased $1.4 million for the three months ended September 30, 2015, when compared to the same period of 2014, for decreases non-cash charges to decrease the cost basis of our natural gas inventory to net realizable value recorded in 2014. Since we hedge our storage positions financially, these charges are recovered when the physical natural gas inventory is sold or the financial hedges are realized.

Operating and maintenance and general and administrative costs together increased $2.4 million for the three months ended September 30, 2015, compared with the three months ended September 30, 2014. These increases are primarily due to the loss on disposal of our non-core Tinsley crude oil and Louisiana propylene pipelines and severance costs associated with a reduction in workforce related to fewer commercial and support personnel for our gas marketing business after entering into our arrangement with a third party, offset by workforce reductions and other cost reduction efforts.

Nine months ended September 30, 2015, compared with the nine months ended September 30, 2014

The operating income of our Logistics and Marketing segment for the nine months ended September 30, 2015, decreased $71.4 million, as compared with the same period in 2014. The area most affected was segment gross margin which decreased $44.8 million for the nine months ended September 30, 2015, as compared with the same period in 2014. In addition, the Logistics and Marketing segment recognized a $20.4 million goodwill impairment charge for the nine months ended September 30, 2015 and a non-cash impairment charge of $12.3 million from an expected loss on disposal of our non-core, held-for-sale assets that were recorded during the nine months ended September 30, 2015. The goodwill impairment resulted from the impacts on our marketing business from sustained reductions in drilling activities in the areas in which our Gathering, Processing and Transportation segment operates. Decreases in “Operating revenues” and “Cost of natural gas and natural gas liquids” for the nine months ended September 30, 2015, as compared with the same period in 2014, are primarily due to decreases in commodity prices and the resulting decreased volumes from lower drilling activities.

Segment gross margin experienced a net decrease of $28.3 million, exclusive of $1.6 million gains associated with the assignments of certain natural gas contracts, due to non-cash, mark-to-market losses for the nine months ended September 30, 2015, as compared with the same period in 2014. These losses are primarily related to the reclassification of previously recognized unrealized market-to-market gains as the underlying transactions were settled.

Our segment gross margin also decreased $9.3 million for the nine months ended September 30, 2015, as compared with the same period in 2014, due to costs associated with the sale of certain natural gas inventories, and assignment of certain storage agreements, transportation contracts and other arrangements to a third party.

Our segment gross margin was impacted by decreased margins within our gas marketing function due to price differentials between market centers by approximately $8.1 million for the nine months ended September 30, 2015, when compared to the same period of 2014. During the first quarter of 2014, we benefited from the difference between market centers in the Mid-Continent supply areas and market area in the Midwest which arose due to higher than usual demand from winter weather conditions in the Midwest.

Our segment gross margin increased $2.3 million for the nine months ended September 30, 2015, compared with the same period in 2014, due to higher storage margins as a result of sale of liquids product inventory at prevailing market prices relative to the cost of product inventory.

Operating and maintenance and general and administrative costs together decreased $4.5 million for the nine months ended September 30, 2015, as compared with the same period in 2014, primarily due to a decrease in outside contract labor as well as other related benefit costs due to workforce reductions in December 2014. In addition, other cost reduction efforts have resulted in reduced repairs and maintenance costs.

Corporate

Our corporate results consist of interest expense, interest income and other costs such as income taxes, which are not allocated to the business segments.

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating and maintenance	$0.1	$—	$0.3	$0.2
General and administrative	1.0	1.5	3.6	3.5
Operating expenses	1.1	1.5	3.9	3.7
Operating loss	(1.1)	(1.5)	(3.9)	(3.7)
Interest expense, net	(7.6)	(3.6)	(21.5)	(9.7)
Other loss	(0.4)	—	(0.2)	—
Loss before income tax expense	(9.1)	(5.1)	(25.6)	(13.4)
Income tax expense	(3.7)	(0.9)	(1.4)	(2.7)
Net loss	$(12.8)	$(6.0)	$(27.0)	$(16.1)

Three months ended September 30, 2015, compared with the three months ended September 30, 2014

Interest expense increased $4.0 million for the three months ended September 30, 2015, as compared to the same period in 2014 primarily due to interest expense on our senior notes, which were issued in a private placement offering in September 2014.

Our income tax expense increased $2.8 million for the three months ended September 30, 2015, as compared to the same period in 2014 primarily due to the $2.4 million of additional deferred income tax expense. In the third quarter of 2015, we assigned certain storage agreements, transportation contracts and other agreements to a third party. This transaction increased our apportionment factor for Texas state franchise tax, which resulted in increased deferred income tax expense. Refer to Note 15. Income Taxes for more information about this transaction.

Nine months ended September 30, 2015, compared with the nine months ended September 30, 2014

Interest expense increased $11.8 million for the nine months ended September 30, 2015, as compared to the same period in 2014 primarily due to interest expense on our senior notes, which were issued in a private placement offering in September 2014.

Our income tax expense decreased $1.3 million for the nine months ended September 30, 2015, as compared to the same period in 2014 primarily due to a $3.5 million tax benefit from a reduction in deferred income tax payable. This reduction is the result of a reduction in the Texas franchise tax rate from the recently-enacted Texas Franchise Tax Reduction Act of 2015. This reduction was partially offset by an increase in deferred income taxes of $2.4 million due to an increase in our apportionment factor for the Texas state franchise tax, as described above.

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

One of our key strengths is our sponsorship from EEP. On July 29, 2015, the partners of Midcoast Operating approved an amendment to Midcoast Operating’s limited partnership agreement that would potentially enhance our distributable cash flow, demonstrating EEP’s further support of our ongoing cash distribution strategy and growth outlook. The amendment provides a mechanism for us to receive increased quarterly distributions from Midcoast Operating and for EEP to receive reduced quarterly distributions if our declared distribution exceeds our distributable cash, as that term is defined in Midcoast Operating’s limited partnership agreement. Midcoast Operating’s adjustment of EEP’s distribution is limited by EEP’s pro rata share of the Midcoast Operating quarterly cash distribution and a maximum of $0.005 per unit quarterly distribution increase by us. There is no requirement for us to compensate EEP for these adjusted distributions, except for settling our capital accounts with Midcoast Operating in a liquidation scenario. The amendment to the limited partnership agreement and the support it provides to our cash distribution is effective with the quarter ended June 30, 2015, and continues through and including the distribution made for the quarter ending December 31, 2017. Through September 30, 2015, we have not received an increased allocation of cash distributions from Midcoast Operating as the distributable cash flow we generated exceeded the cash distribution amount we declared.

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

Available Liquidity

Our primary source of liquidity is provided by the Credit Agreement, the sources and uses of which at September 30, 2015, are set forth in the following table.

(in millions)
Cash and cash equivalents	$15.6
Total credit available under Credit Agreement	810.0
Amounts outstanding under Credit Agreement	(420.0)
Total	$405.6

As of September 30, 2015, we had a working capital deficit of approximately $38.4 million and approximately $405.6 million of liquidity, as shown above, to meet our ongoing operational, investment and financing needs.

Equity and Debt Financing Activities

Credit Agreement

We, Midcoast Operating, and our material domestic subsidiaries are parties to the Credit Agreement, which previously permitted aggregate borrowings of up to, at any one time outstanding, $850.0 million. On September 3, 2015 we amended our Credit Agreement and decreased the aggregate commitments to $810.0 million. The original term of the Credit Agreement was three years subject to four one-year requests for extensions. On September 3, 2015, we further amended our Credit Agreement to extend the maturity date from September 30, 2017 to September 30, 2018; however, $140.0 million of commitments will expire on the initial maturity date of November 13, 2016 and an additional $25.0 million of commitments will expire on September 30, 2017.

At September 30, 2015, we had $420.0 million in outstanding borrowings under the Credit Agreement at a weighted-average interest rate of 2.67%. Under the Credit Agreement, we had net borrowings of approximately $60.0 million during the nine months ended September 30, 2015, which includes gross borrowings of $4,160.0 million and gross repayments of $4,100.0 million. At September 30, 2015, we were in compliance with the terms of our financial covenants in the Credit Agreement.

Senior Notes

Our senior notes in the aggregate amount of $400.0 million were issued in a private placement and consist of three tranches: $75.0 million of 3.56% Series A Senior Notes due in 2019; $175.0 million of 4.04% Series B Senior Notes due in 2021; and $150.0 million of 4.42% Series C Senior Notes due in 2024, collectively the Notes. All of the Notes pay interest semi-annually on March 31 and September 30, which commenced on March 31, 2015. At September 30, 2015, we were in compliance with the terms of our financial covenants under the note purchase agreement, pursuant to which we issued and sold the senior notes.

Financial Support Agreement

Midcoast Operating is party to a Financial Support Agreement with EEP, pursuant to which EEP provides letters of credit and guarantees, not to exceed $700.0 million in the aggregate at any time outstanding, in support of financial obligations of Midcoast Operating and its wholly-owned subsidiaries under derivative agreements and natural gas and NGL purchase agreements to which Midcoast Operating, or one or more of its wholly-owned subsidiaries, is a party.

Shelf-Registration Statement

From time to time, we may seek to satisfy liquidity needs through the offer and sale of debt or equity securities in public offerings. In December 2014, we filed a shelf registration statement on Form S-3 with the SEC, which became effective on February 5, 2015, with a proposed aggregate offering price for all securities registered of $1.5 billion.

Cash Requirements

Capital Spending

We categorize our capital expenditures as either maintenance capital or expansion capital expenditures. Maintenance capital expenditures are those expenditures that are necessary to maintain the service capability of our existing assets and include the replacement of system components and equipment which are worn, obsolete or completing its useful life. Examples of maintenance capital expenditures include expenditures to replace pipelines or processing facilities, to maintain equipment reliability, integrity and safety or to comply with existing governmental regulations and industry standards. We also include in maintenance capital expenditures a portion of our expenditures for connecting natural gas wells, or well-connects, to our natural gas gathering systems. Expenditure levels will increase as pipelines age and require higher levels of inspection, maintenance and capital replacement. We also anticipate that maintenance capital expenditures will increase due to the growth of our pipeline systems. We expect to fund our proportionate share of maintenance capital expenditures through operating cash flows.

Expansion capital expenditures include our capital expansion projects and other projects that improve the service capability of our existing assets, extend asset useful lives, increase capacities from existing levels, reduce costs or enhance revenues and enable us to respond to governmental regulations and developing industry standards. Examples of expansion capital expenditures include the acquisition of additional assets or businesses, as well as capital projects that improve the service, integrity and safety capability of our existing assets, increase operating capacities or revenues, reduce operating costs from existing levels, or enable us to comply with new governmental regulations or industry standards. We anticipate funding our proportionate share of expansion capital expenditures temporarily through borrowings under our revolving credit facility, with long-term debt and equity funding being obtained when needed and as market conditions allow.

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

For the nine months ended September 30, 2015, Midcoast Operating incurred capital expenditures of approximately $235.4 million, including $85.0 million for our NGR acquisition, $28.5 million for maintenance capital activities and $3.0 million for contributions to fund our joint ventures. At September 30, 2015, we had approximately $17.7 million in outstanding purchase commitments attributable to capital projects for the construction of assets that will be recorded as property, plant and equipment in the future.

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

Forecasted Expenditures

We estimate our capital expenditures based upon our strategic operating and growth plans, which are also dependent upon our ability to produce or otherwise obtain the financing necessary to accomplish our growth objectives. The following table sets forth Midcoast Operating’s estimated maintenance and expansion capital expenditures of $150.0 million for the year ending December 31, 2015. Although we anticipate making these expenditures in 2015, these estimates may change due to factors beyond our control, including weather-related issues, construction timing, changes in supplier prices or poor economic conditions, which may adversely affect our ability to access the capital markets. Additionally, our estimates may also change as a result of decisions made at a later date to revise the scope of a project or undertake a particular capital program or an acquisition of assets.

Total Forecasted Expenditures
(in millions)
Capital Projects
Beckville Cryogenic Processing Plant	$60
Eaglebine Developments	125
Compression Capital	10
Wellconnect Expansion Capital	25
Expansion Capital	30
Maintenance Capital Expenditure Activities	40
290
Less: Joint Funding from:
EEP(1)	140
$150

(1)	Joint funding is based upon EEP’s current 48.4% ownership of Midcoast Operating.

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

The following table provides summarized information about the timing and expected settlement amounts of our outstanding commodity derivative financial instruments based upon the market values at September 30, 2015, for each of the indicated calendar years:

	Notional(1)	2015	2016	2017	2018	2019 & Thereafter	Total(2)
	(in millions)
Swaps:
Natural gas	14,094,817	$(0.1)	$0.1	$0.4	$—	$—	$0.4
NGL	6,234,800	7.7	7.4	(1.2)	—	—	13.9
Crude Oil	2,685,620	4.7	1.0	—	—	—	5.7
Options:
Natural gas – puts purchased	2,659,000	1.3	1.7	—	—	—	3.0
Natural gas – puts written	2,659,000	(1.3)	(1.7)	—	—	—	(3.0)
Natural gas – calls written	1,969,000	—	—	—	—	—	—
Natural gas – calls purchased	1,969,000	—	—	—	—	—	—
NGL – puts purchased	4,693,600	11.4	48.4	5.5	—	—	65.3
NGL – puts written	114,500	(0.9)	(1.3)	—	—	—	(2.2)
NGL – calls written	4,486,600	—	(1.2)	(3.0)	—	—	(4.2)
NGL – calls purchased	91,500	—	—	—	—	—	—
Crude Oil – puts purchased	1,536,700	6.6	21.8	7.5	—	—	35.9
Crude Oil – calls written	1,536,700	—	(0.2)	(1.1)	—	—	(1.3)
Forward contracts:
Natural gas	239,322,704	(0.8)	(3.4)	0.1	0.1	0.1	(3.9)
NGL	18,123,928	7.4	1.5	—	—	—	8.9
Crude Oil	805,442	(0.4)	—	—	—	—	(0.4)
Totals		$35.6	$74.1	$8.2	$0.1	$0.1	$118.1

(1)	Notional amounts for natural gas are recorded in MMBtu, where as NGLs and crude oil are recorded in Bbl.
(2)	Excludes $16.2 million of cash collateral at September 30, 2015.

Cash Flow Analysis

The following table summarizes the changes in cash flows by operating, investing and financing for each of the periods indicated:

	For the nine months ended September 30,		Variance 2015 vs. 2014 Increase (Decrease)
	2015	2014
	(in millions)
Total cash provided by (used in):
Operating activities	$198.6	$112.0	$86.6
Investing activities	(160.2)	(120.2)	(40.0)
Financing activities	(22.8)	69.5	(92.3)
Net increase in cash and cash equivalents	15.6	61.3	(45.7)
Cash and cash equivalents at beginning of year	—	4.9	(4.9)
Cash and cash equivalents at end of period	$15.6	$66.2	$(50.6)

Changes in our working capital accounts are shown in the following table and discussed below:

	For the nine months ended September 30,		Variance 2015 vs. 2014
	2015	2014
	(in millions)
Changes in operating assets and liabilities, net of acquisitions:
Receivables, trade and other	$13.9	$11.5	$2.4
Due from General Partner and affiliates	38.7	641.7	(603.0)
Accrued receivables	200.6	28.0	172.6
Inventory	(9.8)	(129.1)	119.3
Current and long-term other assets	1.8	(11.5)	13.3
Due to General Partner and affiliates	13.3	(487.4)	500.7
Accounts payable and other	(20.6)	(50.6)	30.0
Environmental liabilities	—	0.2	(0.2)
Accrued purchases	(177.2)	(21.3)	(155.9)
Interest payable	(3.8)	0.4	(4.2)
Property and other taxes payable	5.4	6.6	(1.2)
Net change in working capital accounts	$62.3	$(11.5)	$73.8

Operating Activities

Net cash provided by our operating activities increased $86.6 million for the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to increased cash from net changes in operating assets and liabilities of $73.8 million. The increase is primarily the result of general timing differences for cash receipts and payments and includes:

•	Net increased cash from accrued receivables and accrued purchases of $16.7 million, primarily resulting from lower prices and volumes of natural gas and NGLs;
•	Increased cash from inventory of $119.3 million primarily resulting from lower prices of natural gas and NGLs offset by seasonal volume increases;
•	Decreased cash from net balances due to and due from the General Partner and its affiliates of $102.3 million resulting from the absence of transitional cash management functions that were provided to us by EEP following the Offering.

Investing Activities

Net cash used in our investing activities during the nine months ended September 30, 2015, increased by $40.0 million, compared to the same period in 2014, primarily due to:

•	Increased cash used for acquisition of assets of $43.9 million due to the purchase of NGR’s midstream assets in February 2015. For further details regarding this acquisition, refer to Item 1. Financial Statements, Note 3. Acquisitions and Dispositions;
•	Decreased cash provided by restricted cash of $23.5 million resulting from fewer amounts remitted to the Enbridge subsidiary for sales of our receivables in accordance with our Receivables Agreement; and
•	Decreased cash used for contributions to fund our joint venture investment in the Texas Express NGL system of $32.4 million.

Financing Activities

Net cash provided by our financing activities decreased $92.3 million for the nine months ended September 30, 2015, compared to the same period in 2014, due to:

•	Decreased cash provided by the issuance of debt of $398.1 million in 2014 with no similar activity during 2015;
•	Decreased cash provided by contributions from noncontrolling interest of $74.5 million primarily due to EEP’s decreased ownership in Midcoast Operating;

•	Decreased cash used for payments to EEP for acquiring a portion of its noncontrolling interest in Midcoast Operating in 2014 of $350.0 with no similar activity in 2015; and
•	Increased cash from net borrowings on the Credit Facility of $30.0 million.

SUBSEQUENT EVENTS

Distribution to Partners

On October 29, 2015, the board of directors of Midcoast Holdings, acting in its capacity as the General Partner of MEP, declared a cash distribution payable to our unitholders on November 13, 2015. The distribution will be paid to unitholders of record as of November 6, 2015, of our available cash of $16.5 million at September 30, 2015, or $0.3575 per limited partner unit. We will pay $7.6 million to our public Class A common unitholders, while $8.9 million in the aggregate will be paid to EEP with respect to its Class A common units and subordinated units and Midcoast Holdings, L.L.C., with respect to its general partner interest.

Midcoast Operating Distribution

On October 29, 2015, the general partner of Midcoast Operating declared a cash distribution by Midcoast Operating payable on November 13, 2015 to its partners of record as of November 6, 2015. Midcoast Operating will pay $27.4 million to us and $25.7 million to EEP.

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

Fair Value Measurements of Commodity Derivatives

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity based swaps and physical contracts at September 30, 2015 and December 31, 2014.

	At September 30, 2015						At December 31, 2014
			Wtd. Average Price(2)		Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)	Receive	Pay	Asset	Liability	Asset	Liability
					(in millions)
Portion of contracts maturing in 2015
Swaps
Receive variable/pay fixed	NGL	964,000	$22.66	$25.42	$0.7	$(3.3)	$—	$(6.8)
	Crude Oil	350,000	$45.54	$72.70	$—	$(9.5)	$—	$(27.4)
Receive fixed/pay variable	NGL	1,913,800	$29.66	$24.25	$11.3	$(1.0)	$39.2	$—
	Crude Oil	398,720	$81.28	$45.63	$14.2	$—	$42.4	$—
Receive variable/pay variable	Natural Gas	828,000	$2.45	$2.52	$—	$(0.1)	$1.5	$(1.7)
Physical Contracts
Receive variable/pay fixed	NGL	50,000	$31.63	$33.02	$—	$(0.1)	$—	$(3.6)
	Crude Oil	8,600	$45.26	$45.12	$—	$—	$—	$—
Receive fixed/pay variable	NGL	3,048,988	$18.83	$17.16	$6.4	$(1.3)	$19.8	$—
	Crude Oil	54,500	$42.69	$45.80	$—	$(0.2)	$0.5	$—
Receive variable/pay variable	Natural Gas	54,524,000	$2.48	$2.49	$—	$(0.8)	$2.2	$(1.0)
	NGL	5,150,479	$20.54	$20.07	$5.3	$(2.9)	$3.7	$(1.0)
	Crude Oil	742,342	$43.59	$43.90	$1.3	$(1.5)	$0.3	$(1.7)
Portion of contracts maturing in 2016
Swaps
Receive variable/pay fixed	Natural Gas	16,287	$2.72	$3.48	$—	$—	$—	$(0.1)
	NGL	833,500	$23.81	$30.54	$—	$(5.6)	$—	$—
	Crude Oil	415,950	$49.02	$82.69	$—	$(14.0)	$—	$(8.1)
Receive fixed/pay variable	NGL	1,428,500	$31.34	$22.26	$13.3	$(0.3)	$9.3	$—
	Crude Oil	425,950	$84.17	$48.95	$14.9	$—	$9.1	$—
Receive variable/pay variable	Natural Gas	5,124,000	$2.79	$2.76	$0.2	$—	$0.5	$(0.3)
Physical Contracts
Receive fixed/pay variable	NGL	233,952	$20.02	$19.25	$0.2	$(0.1)	$—	$—
Receive variable/pay variable	Natural Gas	177,875,634	$2.62	$2.64	$—	$(3.4)	$0.7	$(0.4)
	NGL	9,640,509	$17.02	$16.88	$1.6	$(0.2)	$—	$—
Portion of contracts maturing in 2017
Swaps
Receive variable/pay fixed	Natural Gas	76,530	$2.62	$2.97	$—	$—	$—	$—
	NGL	547,500	$19.97	$25.86	$—	$(3.2)	$—	$—
	Crude Oil	547,500	$52.74	$66.72	$—	$(7.6)	$—	$—
Receive fixed/pay variable	NGL	547,500	$23.59	$19.97	$2.0	$—	$0.7	$—
	Crude Oil	547,500	$66.78	$52.74	$7.6	$—	$0.8	$—
Receive variable/pay variable	Natural Gas	8,050,000	$2.82	$2.77	$0.4	$—	$—	$—
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$3.03	$3.01	$0.1	$—	$0.2	$(0.1)
Portion of contracts maturing in 2018
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$3.16	$3.14	$0.1	$—	$—	$—
Portion of contracts maturing in 2019
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$3.25	$3.22	$0.1	$—	$—	$—
Portion of contracts maturing in 2020
Physical Contracts
Receive variable/pay variable	Natural Gas	359,640	$3.55	$3.52	$—	$—	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.
(2)	Weighted-average prices received and paid are in $/MMBtu for natural gas and $/Bbl for NGL and crude oil.
(3)	The fair value is determined based on quoted market prices at September 30, 2015, and December 31, 2014, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment gains (losses) of approximately $0.4 million and ($0.4) million at September 30, 2015 and December 31, 2014, respectively, as well as cash collateral received.

The following table provides summarized information about the fair value of expected cash flows of our outstanding commodity options at September 30, 2015 and December 31, 2014.

	At September 30, 2015						At December 31, 2014
	Commodity	Notional(1)	Strike Price(2)	Market Price(2)	Fair Value(3)		Fair Value(3)
					Asset	Liability	Asset	Liability
					(in millions)
Portion of option contracts maturing in 2015
Puts (purchased)	Natural Gas	1,012,000	$3.90	$2.60	$1.3	$—	$3.8	$—
	NGL	579,600	$43.32	$23.75	$11.4	$—	$40.2	$—
	Crude Oil	184,000	$81.56	$45.77	$6.6	$—	$18.8	$—
Calls (written)	Natural Gas	322,000	$5.05	$2.60	$—	$—	$—	$—
	NGL	372,600	$45.80	$23.58	$—	$—	$—	$(0.6)
	Crude Oil	184,000	$88.39	$45.77	$—	$—	$—	$(0.4)
Puts (written)	Natural Gas	1,012,000	$3.90	$2.60	$—	$(1.3)	$—	$(3.8)
	NGL	23,000	$77.28	$39.81	$—	$(0.9)	$—	$—
Calls (purchased)	Natural Gas	322,000	$5.05	$2.60	$—	$—	$—	$—
Portion of option contracts maturing in 2016
Puts (purchased)	Natural Gas	1,647,000	$3.75	$2.80	$1.7	$—	$1.0	$—
	NGL	2,836,500	$39.24	$22.88	$48.4	$—	$39.3	$—
	Crude Oil	805,200	$75.91	$49.23	$21.8	$—	$14.7	$—
Calls (written)	Natural Gas	1,647,000	$4.98	$2.80	$—	$—	$—	$(0.1)
	NGL	2,836,500	$45.14	$22.88	$—	$(1.2)	$—	$(3.2)
	Crude Oil	805,200	$86.68	$49.23	$—	$(0.2)	$—	$(2.7)
Puts (written)	Natural Gas	1,647,000	$3.75	$2.80	$—	$(1.7)	$—	$(1.0)
	NGL	91,500	$39.06	$25.26	$—	$(1.3)	$—	$—
Calls (purchased)	Natural Gas	1,647,000	$4.98	$2.80	$—	$—	$0.1	$—
	NGL	91,500	$46.41	$25.26	$—	$—	$—	$—
Portion of option contracts maturing in 2017
Puts (purchased)	NGL	1,277,500	$25.26	$24.76	$5.5	$—	$1.2	$—
	Crude Oil	547,500	$63.00	$52.74	$7.5	$—	$4.1	$—
Calls (written)	NGL	1,277,500	$29.46	$24.76	$—	$(3.0)	$—	$(0.7)
	Crude Oil	547,500	$71.45	$52.74	$—	$(1.1)	$—	$(3.3)

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.
(2)	Strike and market prices are in $/MMBtu for natural gas and in $/Bbl for NGL and crude oil.
(3)	The fair value is determined based on quoted market prices at September 30, 2015, and December 31, 2014, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude any credit valuation adjustment losses of approximately $0.4 million and $0.7 million at September 30, 2015 and December 31, 2014, respectively, as well as cash collateral received.

Our credit exposure for OTC derivatives is directly with our counterparty and continues until the maturity or termination of the contract. When appropriate, valuations are adjusted for various factors such as credit and liquidity considerations.

	September 30, 2015	December 31, 2014
	(in millions)
Counterparty Credit Quality(1)
AAA	$0.2	$0.1
AA(2)	67.7	74.4
A	29.6	67.1
Lower than A	4.4	18.0
	$101.9	$159.6

(1)	As determined by nationally-recognized statistical ratings organizations.
(2)	Includes $16.2 million and $28.4 million of cash collateral at September 30, 2015 and December 31, 2014, respectively.

Item 4. Controls and Procedures

We, EEP and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2015.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Part I, Item 1. Financial Statements, Note 13. Commitments and Contingencies, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 18, 2015.

Item 5. Other Information

The Indemnification Agreement is qualified in its entirety by reference to the complete text of such amendment filed as Exhibit 10.1 hereto, which is hereby incorporated herein by reference.

Item 6. Exhibits

Reference is made to the “Index of Exhibits” following the signature page, which we hereby incorporate into this Item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Midcoast Energy Partners, L.P. (Registrant)
By: Midcoast Holdings, L.L.C. as General Partner
Date: October 30, 2015	By: /s/ C. Gregory Harper C. Gregory Harper President (Principal Executive Officer)
Date: October 30, 2015	By: /s/ Stephen J. Neyland Stephen J. Neyland Vice President — Finance (Principal Financial Officer)

Index of Exhibits

Each exhibit identified below is filed as a part of this Quarterly Report on Form 10-Q. Exhibits included in this filing are designated by an asterisk; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description
10.1*	Form of Indemnification Agreement of Midcoast Holdings, L.L.C., together with a schedule of individuals who entered into an agreement in substantially the same form and the date of the agreement.
10.2	Amendment No. 2 to Credit Agreement and Extension Agreement, dated as of September 3, 2015, by and among Midcoast Energy Partners, L.P., Midcoast Operating, L.P., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 9, 2015).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.