Form 10-K
period 2015-12-31
Midcoast Energy Partners, L.P.
filed 2016-02-17
CIK 1578685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Class A common units held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2015, was $225,232,377.

As of February 12, 2016, the registrant has 22,610,056 Class A common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

In this report unless the context otherwise requires, references in this report to “the Predecessor,” “we,” “our,” “us,” or like terms, when used in a historical context (before November 13, 2013), refer to Midcoast Operating, L.P. References in this report to “Midcoast Energy Partners,” “the Partnership,” “MEP,” “we,” “our,” “us,” or like terms used in the present tense or prospectively (on and after November 13, 2013) refer to Midcoast Energy Partners, L.P. and its subsidiaries. We refer to our general partner, Midcoast Holdings, L.L.C., as our “General Partner” and to Enbridge Energy Partners, L.P. and its subsidiaries, other than us, as “Enbridge Energy Partners,” or “EEP.” References to “Enbridge” refer collectively to Enbridge Inc. and its subsidiaries other than us, our subsidiaries, our General Partner, EEP, its subsidiaries and its general partner. References to “Enbridge Management” refer to Enbridge Energy Management, L.L.C., the delegate of EEP’s general partner that manages EEP’s business and affairs. References to “Midcoast Operating” refer to Midcoast Operating, L.P. and its subsidiaries. After the closing of our initial public offering on November 13, 2013, we owned a 39% controlling interest in Midcoast Operating, and EEP owned a 61% noncontrolling interest in Midcoast Operating; however, on July 1, 2014, we acquired an additional 12.6% interest in Midcoast Operating from EEP. As of December 31, 2015 the ownership percentages for us and EEP were 51.6% and 48.4%, respectively. Unless otherwise specifically noted, financial results and operating data are shown on a 100% basis and are not adjusted to reflect EEP’s noncontrolling interest in Midcoast Operating.

i

This Annual Report on Form 10-K includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in the demand for the supply of, forecast data for, and price trends related to natural gas, natural gas liquids, or NGLs, and crude oil, and the response by natural gas and crude oil producers to changes in any of these factors; (2) our ability to successfully complete and finance expansion projects; (3) the effects of competition, in particular, by other pipeline and gathering systems, as well as other processing and treating plants; (4) shut-downs or cutbacks at our facilities or refineries, petrochemical plants, utilities or other businesses for which we transport products or to whom we sell products; (5) hazards and operating risks that may not be covered fully by insurance; (6) changes in or challenges to our rates; (7) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance; and (8) cost overruns and delays on construction projects resulting from numerous factors.

For additional factors that may affect results, see “Item-1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K, our subsequently filed Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K which are available to the public over the Internet at the United States Securities and Exchange Commission’s, or the SEC’s, website (www.sec.gov) and at our website (www.midcoastpartners.com).

Glossary

The following abbreviations, acronyms and terms used in this Form 10-K are defined below:

Anadarko system	Natural gas gathering and processing assets located in western Oklahoma and the Texas panhandle which serve the Anadarko basin, inclusive of the Elk City system
AOCI	Accumulated other comprehensive income
APSA	Accountable Pipeline Safety and Partnership Act of 1996
Bbl	Barrel of liquids (approximately 42 United States gallons)
Bpd	Barrels per day
CAA	Clean Air Act
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFTC	Commodity Futures Trading Commission
CWA	Clean Water Act
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOT	United States Department of Transportation
East Texas system	Natural gas gathering, treating and processing assets in East Texas that serve the Bossier trend and Haynesville shale areas, also includes a system formerly known as the Northeast Texas system
EBITDA	Earnings before Interest, Taxes, Depreciation and Amortization
EEP	Enbridge Energy Partners, L.P. and its subsidiaries other than Midcoast Energy Partners, L.P. and its subsidiaries
Enbridge	Enbridge Inc., of Calgary, Alberta, Canada, the ultimate parent of the General Partner
Enbridge Management	Enbridge Energy Management, L.L.C.
EP Act	Energy Policy Act of 1992
EPA	Environmental Protection Agency
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
General Partner	Midcoast Holdings, L.L.C., the general partner of the Partnership
GHG PSD	Greenhouse Gas Prevention of Significant Deterioration
GPP	Gas Pipelines and Processing
HB 500	House Bill 500
HCA	High consequence area
HCDP Plants	Hydrocarbon dewpoint control facilities
HLPSA	Hazardous Liquid Pipeline Safety Act of 1979
ICA	Interstate Commerce Act
IRA	Individual retirement accounts
ISDA®	International Swaps and Derivatives Association, Inc.
LIBOR	London Interbank Offered Rate — British Bankers’ Association’s average settlement rate for deposits in United States dollars
MEP	Midcoast Energy Partners, L.P. and its consolidated subsidiaries
MIC	Enbridge Management Information Circular
MLP	Master Limited Partnership
MMBbls	Million barrels of liquids
MMBtu/d	Million British Thermal units per day
MMcf/d	Million cubic feet per day
NAAQs	National Ambient Air Quality Standards
NESHAP	National Emission Standards for Hazardous Air Pollutant
NGA	Natural Gas Act of 1938
NGLs	Natural gas liquids
NGPA	Natural Gas Policy Act of 1978

NGPSA	Natural Gas Pipeline Safety Act of 1968
NGR	New Gulf Resource, LLC
North Texas system	Natural gas gathering and processing assets located in the Fort Worth basin serving the Barnett Shale area
NPNS	Normal purchases and normal sales
NSPS	New Source Performance Standards
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
Offering	MEP initial public offering
OLP	Enbridge Energy, Limited Partnership
OPA	Oil Pollution Act
Partnership Agreement	First Amended and Restated Agreement of Limited Partnership of Midcoast Energy Partners, L.P., also referred to as our partnership agreement
Partnership	Midcoast Energy Partners, L.P. and its consolidated subsidiaries
PHMSA	Pipeline and Hazardous Materials Safety Administration
PIPES	Pipeline Inspection, Protection, Enforcement and Safety Act of 2006
Ppb	Parts per billion
PSA	Pipeline Safety Act of 1992
PSIA	Pipeline Safety Improvement Act of 2002
SEC	United States Securities and Exchange Commission
Texas Express NGL system	NGL gathering system and an NGL interstate mainline transportation pipeline that originates in Skellytown, Texas, and extends to NGL fractionation and storage facilities located in Mont Belvieu, Texas
TRI	Toxic Release Inventory
TRRC	Texas Railroad Commission
TSX	Toronto Stock Exchange
U.S. GAAP	United States Generally Accepted Accounting Principles
WOTUS	Waters of the United States

PART I

Item 1. Business

OVERVIEW

We are a publicly traded Delaware limited partnership formed in 2013 by EEP to serve as EEP’s primary vehicle for owning and growing its natural gas and NGL midstream business in the United States. As a pure-play U.S. natural gas and NGL midstream business, we are able to pursue a focused and flexible strategy and have the opportunity to grow through organic growth opportunities and acquisitions, including potential additional drop-down transactions from EEP. Our Class A common units are traded on the New York Stock Exchange, or NYSE, under the symbol “MEP.”

After the closing of our initial public offering in November 2013, or the Offering, we owned a 39% controlling interest in Midcoast Operating, and EEP owned a 61% noncontrolling interest in Midcoast Operating. On July 1, 2014, EEP sold an additional 12.6% limited partner interest in Midcoast Operating to us, which reduced EEP’s total ownership interest in Midcoast Operating from 61% to 48.4% and increased our ownership from 39% to 51.6%. Unless otherwise specifically noted, financial results and operating data are shown on a 100% basis and are not adjusted to reflect EEP’s 61% noncontrolling interest in Midcoast Operating through June 30, 2014, and EEP’s 48.4% noncontrolling interest in Midcoast Operating after June 30, 2014.

The following chart shows our organization and ownership structure as of December 31, 2015. The ownership percentages set forth below illustrate the relationships among us, Midcoast Operating, our General Partner, EEP, Enbridge and its affiliates; such ownership interests may be held directly or indirectly:

We own a 51.6% limited partner interest in Midcoast Operating, a Texas limited partnership that owns a network of natural gas and NGL gathering and transportation systems, natural gas processing and treating facilities and NGL fractionation facilities primarily located in Texas and Oklahoma. We also own 100% of Midcoast Operating’s general partner. Midcoast Operating also owns and operates natural gas, condensate and NGL logistics and marketing assets that primarily support its gathering, processing and transportation business. Through our ownership of Midcoast Operating’s general partner, we control, manage and operate these systems.

Our business primarily consists of gathering unprocessed and untreated natural gas from wellhead locations and other receipt points on our systems, processing the natural gas to remove NGLs and impurities at our processing and treating facilities and transporting the processed natural gas and NGLs to intrastate and interstate pipelines for transportation to various customers and market outlets. In addition we also provide marketing services of natural gas and NGLs to wholesale customers.

We seek to provide our customers with quality field-level service and responsiveness using our strong platform of natural gas and NGL infrastructure. We are able to provide our customers with integrated wellhead-to-market service from our systems to major energy market hubs in the Gulf Coast and Mid-Continent regions of the United States. From these market hubs, natural gas and NGLs are either consumed in local markets or transported to consumers in the midwest, northeast and southeast United States.

BUSINESS STRATEGY

Our principal financial objective is to increase the amount of cash distributions we make to our unitholders over time while maintaining our focus on safety and stability in our business. Our plan for executing this objective includes the following business strategies:

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

2.	Enhance the profitability of our existing assets

To address the increasing producer focus on the liquids portion of the midstream natural gas value chain, we expect to continue to increase our natural gas processing capacity, NGL takeaway capacity options, and our third-party fractionation alternatives, which we believe will, over the long-term, increase the attractiveness and profitability of our natural gas and NGL systems, attract new customers and increase our business with existing customers. We seek to capitalize on opportunities to attract new customers, increase volumes of natural gas and NGLs that we gather, process or treat, transport and otherwise enhance utilization and operating efficiencies, including increasing customer access to preferred natural gas and NGL markets. We are committed to increase our percentage of fee-based contracts to reduce commodity exposure and further strengthen our profitability. We believe our approach provides our customers with greater value for their commodities and increases the utilization of our natural gas and NGL systems.

3.	Maintain a conservative and flexible capital structure and target investment grade credit metrics in order to lower our overall cost of capital

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

4.	Pursue economically attractive organic growth opportunities

We seek out attractive organic expansion and asset enhancement opportunities that leverage our existing asset footprint, strategic relationships with our customers and our expertise in constructing, developing and optimizing midstream infrastructure assets. The organic development projects we pursue are designed to extend our geographic reach, diversify our customer base, expand our gathering systems and our processing and treating capacity, enhance end-market access and maximize throughput volumes. For more information relating to growth opportunities refer to Business Segments.

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

These segments have unique business activities that require different operating strategies. For information relating to revenues from third-party customers, operating income and total assets for each segment, refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 18. Segment Information.

Gathering, Processing and Transportation

Our gathering, processing and transportation business includes natural gas and NGL gathering and transportation pipeline systems, natural gas processing and treating facilities, condensate stabilizers and an NGL fractionation facility. We gather natural gas from the wellhead and central receipt points on our systems, deliver it to our facilities for processing and treating and deliver the residue gas to intrastate or interstate pipelines for transmission to wholesale customers such as power plants, industrial customers and local distribution companies. We deliver the NGLs produced at our processing and fractionation facilities to intrastate and interstate pipelines for transportation to the NGL market hubs in Mont Belvieu, Texas and Conway, Kansas. In addition, we deliver NGLs from certain of our facilities to the Texas Express NGL system for transportation on the Texas Express NGL mainline to Mont Belvieu, Texas.

The following table provides selected information regarding our natural gas and NGL systems in our gathering, processing and transportation business:

	Natural gas gathering and transportation pipelines (length in miles)	NGL pipelines (length in miles)(4)		Number of active natural gas processing plants	Number of standby natural gas processing plants	Number of active natural gas treating plants	Number of standby natural gas treating plants
Anadarko system	3,200	61		5	7	—	1
East Texas system(1)	4,000	176		6	1	5	4
North Texas system	3,700	29		6	—	—	—
Total	10,900	266		17	8	5	5
Texas Express NGL system(2)	—	709	(3)	—	—	—	—

(1)	In addition, approximately one hydrocarbon dewpoint control facility, or HCDP plant, and one fractionation facility are located in the East Texas basin.
(2)	We have a 35% interest in the Texas Express NGL system, which commenced startup operations during the fourth quarter of 2013.
(3)	Consists of approximately 593-mile NGL intrastate transportation mainline and a related NGL gathering system that consists of approximately 116 miles of gathering lines.
(4)	In the third quarter of 2015, we sold our non-core Louisiana propylene pipeline.

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

With recent commodity prices in decline resulting in reduced production, we have idled approximately seven of our less efficient processing plants and consolidated volumes to our more efficient plants. These plants are available for restart when production increases.

Our Anadarko system has numerous market outlets for the natural gas that we gather and process and NGLs and condensate that we recover on our system. We have connections to major intrastate and interstate transportation pipelines that connect our facilities to major market hubs in the Mid-Continent and Gulf Coast regions of the United States. Since the third quarter of 2015, a portion of our owned NGLs is sold directly to a third-party, while the remainder, including condensate, is sold to our logistics and marketing business. The NGLs produced at our Anadarko system processing plants are transported by pipeline to third-party fractionation facilities and NGL market hubs in Conway, Kansas and Mont Belvieu, Texas.

East Texas System

Our East Texas system gathers production from: the Cotton Valley Lime and lean Bossier Shale plays, which are located on the western side of our East Texas system; the Haynesville/Bossier Shale plays, which run from western Louisiana into East Texas and are among the largest natural gas resources in the United States; and the Cotton Valley Sand formation, which also runs from western Louisiana into East Texas and has a high content of NGLs and condensate on the eastern side of our East Texas system. The East Texas basin also includes multiple other natural gas and oil formations that are frequently explored, including among others, the Woodbine, Travis Peak, James Lime, Rodessa, and Pettite. The East Texas wells generally have long lives with predictable flow rates.

The Eaglebine is an emerging oil play in East Texas that spans over five counties and is comprised of multiple formations, including but not limited to, the Woodbine, Buda, Glenrose and Eagle Ford formations. We have a series of construction projects and an acquisition in this play. In February 2015, we acquired from New Gulf Resources, LLC, or NGR, its midstream operations, which consist of a natural gas gathering system in Leon, Madison and Grimes counties, Texas. We have completed construction of the Ghost Chili pipeline project, which consists of a lateral and associated facilities that create gathering capacity of over 50 MMcf/d for rich natural gas to be delivered from Eaglebine production areas to our complex of cryogenic processing facilities in East Texas. The initial facilities were placed in service in October 2015. We also expect to construct the Ghost Chili Extension Lateral to fully utilize this gathering capacity with the rest of our processing assets when additional development in the basin supports it. Given the proximity of our existing East Texas assets, this expansion into Eaglebine will allow us to offer gathering and processing services while leveraging assets on our existing footprint.

In May 2015, we placed into service a cryogenic natural gas processing plant near Beckville in Panola County, Texas, which we refer to as the Beckville Processing Plant. This plant serves existing and prospective customers pursuing production in the Cotton Valley formation, which is comprised of approximately ten counties in East Texas. Production from the Cotton Valley formation typically contains two to three gallons of NGLs per Mcf of natural gas. Our Beckville processing plant is capable of processing approximately 150 MMcf/d of natural gas and producing approximately 8,500 Bpd of NGLs to accommodate the additional liquids-rich natural gas within this geographical area in which our East Texas system operates. Related NGL takeaway infrastructure connecting the Beckville plant to third-party NGL transportation systems was also constructed. In 2015, our processing plants in East Texas were near or at full capacity.

Our East Texas system has numerous market outlets for the natural gas that we gather and process and NGLs and condensate that we recover on our system. We have connections to major intrastate and interstate transportation pipelines that connect our facilities to major market hubs in the United States Gulf Coast, as well as to several wholesale customers. Since the third quarter of 2015, all of our owned residue gas is now sold directly to third-party wholesale customers or utilities, whereas a majority was previously sold to our Logistics and Marketing segment. Our owned condensate is sold to our logistics and marketing business. A portion of the NGLs produced at one of our East Texas system processing plants is fractionated by us and sold directly to a third-party chemical company. The remainder of the NGLs recovered at our plants are sold to our logistics and marketing business and transported by pipeline to Mont Belvieu, Texas for fractionation.

North Texas System

A substantial portion of natural gas on our North Texas system is produced in the Barnett Shale play within the Fort Worth basin. The North Texas wells are located in the Fort Worth basin and generally have long lives with predictable flow rates. As producers have shifted from drilling dry natural gas to rich gas from crude oil production, we have seen our natural gas volumes decline.

Our North Texas system has numerous market outlets for the natural gas that we gather and process and NGLs that we recover on our system. We have connections to major intrastate transportation pipelines that connect our facilities to market centers in the Dallas-Fort Worth area and ultimately to major market hubs in the United States Gulf Coast. All of our owned condensate and NGLs produced at our North Texas system processing plants is sold to our logistics and marketing business. Since the third quarter of 2015, our owned residue gas is now directly sold to third parties, whereas it was previously sold to our Logistics and Marketing segment.

Texas Express NGL System

The Texas Express NGL system consists of an NGL gathering system and an NGL intrastate mainline transportation pipeline that originates in Skellytown, Texas, and extends to NGL fractionation and storage facilities located in Mont Belvieu, Texas. The Texas Express NGL system commenced startup operations during the fourth quarter of 2013. Volumes from the Rockies, Permian basin and Mid-Continent regions are delivered to the Texas Express NGL system utilizing Enterprise Products Partners’ existing Mid-America Pipeline between the Conway hub and Enterprise Products Partners’ Hobbs NGL fractionation facility in West Texas. In addition, volumes from and to the Denver-Julesburg basin in Weld County, Colorado can access the system through the Front Range Pipeline, which is owned by Enterprise Products Partners, DCP Midstream and Anadarko Petroleum Corporation.

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

Supply and Demand.  Demand for our gathering, processing and transportation services primarily depends upon the supply of natural gas reserves and associated natural gas from crude oil development and the drilling rate for new wells. The level of impurities in the natural gas gathered also affects treating services. All of our gathering, processing and transportation systems exist in regions that have shale or tight sands formations where horizontal fracturing technology can be utilized to increase production from the natural gas wells. Demand for these services depends upon overall economic conditions, drilling activity and the prices of natural gas, NGLs, and condensates. Commodity prices for natural gas, NGLs, and condensates have declined in the second half of 2014 and in 2015. As a result, there has been reduction in drilling activity by producers and reduced volumes on the systems we operate. Our existing systems are located in basins that have the opportunity to grow in an improved pricing environment.

Competition.  Competition for our gathering, processing and transportation business is significant in all of the markets we serve. Competitors include interstate and intrastate pipelines or their affiliates and other midstream businesses that gather, treat, process and market natural gas or NGLs. Our gathering business’s principal competitors are other midstream companies and, to a lesser extent, producer-owned gathering systems. Some of these competitors are substantially larger than we are. Because pipelines are generally the only practical mode of transportation for natural gas over land, the most significant competitors of our natural gas pipelines are other pipeline companies. Pipelines typically compete with each other based on location, capacity, reputation, price and reliability.

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

Logistics and Marketing

The primary role of our logistics and marketing business is to provide marketing services of natural gas, NGLs and condensate received from our gathering, processing and transportation business. We purchase and receive natural gas, NGLs and other products from pipeline systems and processing plants and sell and deliver them to wholesale customers, such as distributors, refiners, fractionators, chemical facilities, various third parties and end users. Our Logistics and Marketing segment derives a majority of its operating income from selling natural gas, NGLs and condensate received from producers on our Gathering, Processing and Transportation segment pipeline assets. A majority of the natural gas and NGLs we purchase are produced in Texas markets where we have intrastate deliverability alternatives over the past several years. We use our connectivity to interstate pipelines to improve value for the producers by delivering natural gas into premium markets and NGLs to primary markets where we sell them to major customers. Additionally, our Logistics and Marketing segment derives operating income from providing logistics services for our customers from the wellhead to markets.

On September 1, 2015, two wholly-owned subsidiaries of Midcoast Operating in the Logistics and Marketing segment sold certain natural gas inventories and assigned certain storage agreements, transportation contracts and other arrangements to a third party. Since that date, Midcoast Operating subsidiaries sell natural gas products directly to third parties, instead of through the Logistics and Marketing segment, which has seen reduced activity related to the sale of natural gas as a result of that transaction.

The physical assets of our logistics and marketing business primarily consist of:

•	approximately 200 transport trucks, 370 trailers and 200 railcars for transporting NGLs;
•	our TexPan liquids railcar facility near Pampa, Texas; and
•	our Petal truck & rail facility near Hattiesburg, Mississippi.

We also enter into agreements with various third parties to obtain NGL supply, transportation, gas balancing, fractionation and storage capacity in support of the logistics and marketing services we provide to our gathering, processing and transportation business and to third-party customers. These agreements provide our logistics and marketing business with the following:

•	up to approximately 79,000 Bpd through 2022 of firm NGL fractionation capacity;
•	up to approximately 30,000 Bpd in 2016 to 120,000 Bpd in 2022 of firm NGL transportation capacity on the Texas Express NGL system;
•	up to approximately 39,000 Bpd through 2022 of additional firm NGL transportation capacity on third-party pipelines;
•	up to approximately 56,555 Bpd through 2017 of NGL capacity via exchange agreements with various counterparties; and
•	approximately 5.0 million barrels of liquids, or MMBbls, of NGL storage capacity.

Customers.  Our logistics and marketing business purchases and receives NGLs and other products from our gathering, processing and transportation business as well as from third-party pipeline systems and processing plants and sells and delivers them to third-party customers. Most of the third-party customers of our logistics and marketing operations are natural gas aggregators, wholesale customers, refiners and petrochemical producers, fractionators, propane distributors, industrial customers, various third parties and end users.

Supply and Demand.  Supply for our logistics and marketing business depends to a large extent on the natural gas reserves, associated natural gas from crude oil development, and rate of drilling within the areas served by our gathering, processing and transportation business. Demand is typically driven by a number of factors such as physical domestic and international industrial requirements.

Since major market hubs for NGLs and related products are located in the Mid-Continent and Gulf Coast regions of the United States and our logistics and marketing business assets are geographically located within Texas, Louisiana, Oklahoma, Kansas and Mississippi, the majority of activities conducted by our logistics and marketing business are conducted within those states. Our interconnected gathering and transportation systems and our fleet of trucks, trailers and railcars mitigate the risk that our natural gas and NGLs will be shut in by capacity constraints on downstream NGL pipelines and other facilities.

One of the key components of our logistics and marketing business is our natural gas and NGL purchase and resale activities. Through our natural gas and NGL purchase and resale services, we can efficiently manage the transportation and delivery of natural gas from our gathering, processing and transportation assets and deliver them to on-system industrial customers, and NGLs to marketing companies at various market hubs. We typically price our sales based on multiple published daily or monthly price indices. In addition, sales to wholesale customers include a pass-through charge for costs of transportation and additional margin to compensate us for the associated services we provide.

Our logistics and marketing business also uses third-party storage facilities and pipelines for the right to store NGLs for various periods of time to mitigate risk associated with sales and purchase contracts. We have also entered into multiple long-term fractionation contracts with third-party fractionators to provide access to fractionation capacity for our customers.

Competition.  Our logistics and marketing business has numerous competitors, including large NGL marketing companies, marketing affiliates of pipelines, major oil, natural gas and NGL producers, other trucking, railcar and pipeline operations, independent aggregators and regional marketing companies.

Seasonality

The drilling activities of producers within our areas of operations generally do not vary materially by season but may be affected by adverse weather. Generally, the demand for natural gas and NGLs decreases during the spring and fall months and increases during the winter months and, in some areas, during the summer months. Seasonal anomalies such as mild winters or hot summers can lessen or intensify this fluctuation. Demand for natural gas with respect to power plant customers is typically driven by weather-related factors.

REGULATION

Regulation of Intrastate Natural Gas Pipelines

Our operations in Texas are subject to regulation under the Texas Utilities Code and the Texas Natural Resources Code, as implemented by the Texas Railroad Commission, or TRRC. Generally, the TRRC is vested with authority to ensure that rates charged for natural gas sales and transportation services are just and reasonable. The rates we charge for transportation services are deemed just and reasonable under Texas law, unless challenged in a complaint. We cannot predict whether such a complaint may be filed against us or whether the TRRC will change its method of regulating rates. Pursuant to authority granted to it by the Texas Natural Resources Code, the TRRC has adopted by rule an Informal Complaint Process that applies to rate issues associated with gathering or transmission systems, thus subjecting gathering and intrastate pipeline activities of Enbridge to the jurisdiction of the TRRC.

In Oklahoma, intrastate natural gas pipelines and gathering systems are subject to regulation by the Oklahoma Corporation Commission, or OCC. Specifically, the OCC is vested with the authority to prescribe and enforce maximum rates for the transportation and transmission of natural gas. These rates may be amended or altered at any time by the OCC. However, a company affected by a rate change will be given at least ten days’ notice in order to introduce evidence of opposition to such amendment. Adjustment of claims or settlement of controversies regarding rates between transportation and transmission companies and customers will be mediated by the OCC prior to any hearing on the dispute, upon request. An entity operating an intrastate natural gas pipeline or gathering system in Oklahoma is subject to the jurisdiction of the OCC, and failure to comply with an OCC order regarding rate requirements could result in contempt proceedings instituted before the OCC by any affected party.

Regulation by the FERC of Intrastate Natural Gas Pipelines

Our Texas and Oklahoma intrastate pipelines are generally not subject to regulation by the Federal Energy Regulatory Commission, or FERC. However, to the extent our intrastate pipelines transport natural gas in interstate commerce, the rates, terms and conditions of such transportation are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act, or NGPA. In addition, under FERC regulations we are subject to market manipulation and transparency rules. This includes the annual reporting requirements pursuant to FERC Order No. 735 et al. Failure to comply with the FERC’s rules, regulations and orders can result in the imposition of administrative, civil and criminal penalties.

Natural Gas Gathering Regulation

Section 1(b) of the Natural Gas Act of 1938, or NGA, exempts natural gas gathering facilities from the jurisdiction of the FERC. We own certain natural gas facilities that we believe meet traditional tests the FERC has used to establish a facility’s status as a gatherer not subject to FERC jurisdiction. However, to the extent our gathering systems buy and sell natural gas, such gatherers, in their capacity as buyers and sellers of natural gas, are subject to certain reporting requirements resulting from the FERC Order 704 series.

State regulations of gathering facilities typically address the safety and environmental concerns involved in the design, construction, installation, testing and operation of gathering facilities. In addition, in some circumstances, nondiscriminatory requirements are also addressed; however, state regulators have not historically taken an active role in setting or reviewing rates for gathering facilities absent a shipper protest. Many of the producing states have previously adopted some form of complaint-based regulation that generally allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access or perceived rate discrimination. Our gathering operations could be adversely affected should they be subject in the future to significant and unduly burdensome state or federal regulation of rates and services.

NGL Pipeline Regulation

The mainline and gathering portions of the Texas Express NGL system are common carriers subject to regulation by various federal agencies and/or the TRRC. The FERC regulates the interstate pipeline transportation of crude oil, petroleum products, and other liquids such as NGLs, collectively called “petroleum pipelines.” The FERC regulates these operations pursuant to the Interstate Commerce Act, or ICA, and the Energy Policy Act of 1992, or EP Act of 1992. The ICA and its implementing regulations require that tariff rates for interstate service on petroleum pipelines be just and reasonable and must not be unduly discriminatory or confer undue preference on any shipper.

The EP Act of 1992 required the FERC to establish a simplified and generally applicable ratemaking methodology for interstate petroleum pipelines. As a result, the FERC adopted an indexed rate methodology. If the rate levels on Texas Express NGL system were subject to formal review or challenge before the FERC, the Texas Express NGL system would be required to produce a traditional cost of service review justifying its revenues or demonstrate it lacks significant market power.

Two of our other NGL lines, which do not provide service to third parties, operate under FERC-granted waivers from the reporting requirements of Sections 6 and 20 of the ICA. These waivers are effective until a third party shipper requests service. In addition, certain of our NGL lines are subject to regulation as a common carrier by the TRRC. The TRRC’s jurisdiction extends to both rates and pipeline safety. The rates we charge for NGL transportation service are deemed just and reasonable under Texas law unless challenged by a complaint. Complaints to state agencies have been infrequent and are usually informally resolved. Although we cannot assure that our intrastate rates would ultimately be upheld if challenged, we believe that, given this history, the tariffs now in effect are not likely to be challenged or, if challenged, are not likely to be ordered to be reduced.

Sales of Natural Gas, Condensate and Natural Gas Liquids

The price at which we sell natural gas currently is not subject to federal or state regulation except for certain systems in Texas. Our sales of natural gas are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. The FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to the FERC’s jurisdiction. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and to facilitate price transparency in markets for the wholesale sale of physical natural gas.

Our sales of condensate and NGLs currently are not regulated and are made at market prices. In a number of instances, however, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to the FERC’s jurisdiction under the ICA. Regulations implemented by the FERC could increase the cost of transportation service on certain petroleum products pipelines, however, we do not believe that these regulations will affect us any differently than other marketers of these products transporting on ICA-regulated pipelines.

Safety Regulation and Environmental

General

Our transmission and gathering pipelines, storage and processing facilities, and trucking and railcar operations are subject to extensive environmental, operational and safety regulation at federal and state levels. The added costs imposed by regulations are generally no different than those imposed on our competitors. The failure to comply with such rules and regulations can result in substantial penalties and/or enforcement actions and added operational costs.

Pipeline Safety and Transportation Regulation

Some of our natural gas pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration, or PHMSA, pursuant to the Natural Gas Pipeline Safety Act of 1968, or NGPSA, and the Pipeline Safety Improvement Act of 2002, or PSIA, as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, or the PIPES Act. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of natural gas pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. oil and natural gas transmission pipelines in high-consequence areas, or HCAs. HCAs are defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. In the PIPES Act, Congress required mandatory inspections for certain U.S. crude oil and natural gas transmission pipelines in HCAs and mandated that regulations be issued for low-stress hazardous liquid pipelines and pipeline control room management.

Our NGL pipelines are subject to regulation by PHMSA under the Hazardous Liquid Pipeline Safety Act of 1979, or the HLPSA, and the Pipeline Safety Act of 1992, or the PSA. The HLPSA requires PHMSA to develop, prescribe, and enforce minimum federal safety standards for the transportation of hazardous liquids by pipeline. The PSA added the environment to the list of statutory factors that must be considered in establishing safety standards for hazardous liquid pipelines, established safety standards for certain “regulated gathering lines,” and mandated that regulations be issued to establish criteria for operators to use in identifying and inspecting pipelines located in HCAs.

Our pipelines are also subject to the Accountable Pipeline Safety and Partnership Act of 1996, or the APSA, which limited the operator identification requirement to operators of pipelines that cross a waterway where a substantial likelihood of commercial navigation exists, required that certain areas where a pipeline rupture would likely cause permanent or long-term environmental damage be considered in determining whether an area is unusually sensitive to environmental damage, and mandated that regulations be issued for the qualification and testing of certain pipeline personnel.

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

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, or the 2011 Pipeline Safety Act, reauthorizes funding for federal pipeline safety programs, increases penalties for safety violations, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. The 2011 Pipeline Safety Act, among other things, increases the maximum civil penalty for pipeline safety violations and directs the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in HCAs.

The PHMSA finalized a rule increasing the maximum administrative civil penalties for violation of the pipeline safety laws and regulations after January 3, 2012 to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. The PHMSA also issued a final rule applying safety regulations to certain rural low-stress hazardous liquid pipelines that were not covered previously by some of its safety regulations. The PHMSA has also published advanced notice of proposed rulemakings to solicit comments on the need for changes to its natural gas and liquid pipeline safety regulations, including whether to revise the integrity management requirements and add new regulations governing the safety of gathering lines. The PHMSA also has published an advisory bulletin providing guidance on verification of records related to pipeline maximum allowable operating pressure. We have performed hydrostatic tests of our facilities to confirm the maximum allowable operating pressure and do not expect that any final rulemaking by PHMSA regarding verification of maximum allowable operating pressure would materially affect our operations or revenue.

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

In addition to compliance costs, violations of environmental laws or regulations can result in the imposition of significant administrative, civil and criminal fines and penalties and, in some instances, injunctions, banning or delaying certain activities. We believe that our operations are in substantial compliance with applicable environmental laws and regulations.

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

On October 31, 2014, the Texas State Implementation Plan received the authority to regulate greenhouse gas emissions and approve Greenhouse Gas Prevention of Significant Deterioration, or GHG PSD, permits in Texas. This approval authority should simplify the GHG PSD permitting process in Texas. On November 10, 2014, the EPA rescinded a Federal Implementation Plan, or FIP, for Texas for GHG PSD permitting.

The EPA published its final New Source Performance Standards, or NSPS, Subpart OOOO and National Emission Standards for Hazardous Air Pollutants, or NESHAP, Subpart HHH, for volatile organic compounds, or VOC, and sulfur dioxide, or SO2, emissions from the Oil and Natural Gas Sector, which became effective on August 16, 2012. On September 18, 2015, the EPA published a proposed rule, Subpart OOOOa, which would update the original 2012 standard to include additional reductions in methane and VOCs in the oil and gas industry. On November 26, 2014, the EPA announced its intentions to strengthen air quality standards to within a range of 65 to 70 parts per billion, or ppb, for ozone. The EPA last updated these standards in 2008, then setting them at 75 ppb. On October 1, 2015, the EPA strengthened the National Ambient Air Quality Standards, or NAAQS, for ground-level ozone to 70 Ppb. As a result of the more stringent standard, numerous counties fall into the non-attainment category, resulting in more costly pollution control requirements.

On October 22, 2015, the EPA responded to a petition made by the Environmental Integrity Project to include the oil and gas extraction industrial sector in the scope of covered sectors of Section 313 of the Emergency Planning and Community Right-to-Know Act, commonly known as the Toxic Release Inventory, or TRI. The EPA’s response stated that natural gas processing facilities may be appropriate for addition to the scope of the TRI, and will likely commence the rulemaking process to include these facilities in the reporting requirements. We operate facilities that may be impacted by this change, if implemented.

For all proposed rules, we will continue to track the progress through involvement in industry groups and will comply with regulatory requirements. We do not expect a material effect on our financial statements as a result of compliance efforts.

On June 29, 2015, the EPA published the Clean Water Rule: Definition of “Waters of the United States.” The new rule is intended to clarify what is considered Waters of the United States, or WOTUS, with respect to discharges of pollutants to the covered water. The Oil Pollution Act, or OPA, was enacted in 1990 and amends parts of the CWA and other statutes as they pertain to the prevention of and response to oil spills. Under the OPA, we could be subject to strict, joint and potentially unlimited liability for removal costs and other consequences of an oil spill from our facilities into navigable waters, along shorelines or in an exclusive economic zone of the United States. The OPA also imposes certain spill prevention, control and countermeasure requirements for many of our non-pipeline facilities, such as the preparation of detailed oil spill emergency response plans and the construction of dikes or other containment structures to prevent contamination of navigable or other waters in the event of an oil overflow, rupture or release. For our liquid pipeline facilities, the OPA imposes requirements for emergency plans to be prepared, submitted and approved by the DOT. For our non-transportation facilities, such as storage tanks that are not integral to our pipeline transportation system, the OPA regulations are promulgated by the EPA. We believe that we are in material compliance with these laws and regulations.

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

EMPLOYEES

We are managed and operated by the board of directors and executive officers of our General Partner. Neither we nor our subsidiaries have any employees. Affiliates of our General Partner provide the employees and other personnel necessary to conduct our operations. We believe that our General Partner and its affiliates have a satisfactory relationship with those employees.

INSURANCE

Our operations are subject to many hazards inherent in the midstream industry. Our assets may experience physical damage as a result of an accident or natural disaster. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. We are insured under the comprehensive insurance program that is maintained by Enbridge for its subsidiaries. The policy includes commercial liability insurance coverage that is consistent with coverage considered customary for our industry and has a renewal date of May 1, 2016. The insurance coverage also includes property insurance coverage on our assets that includes earnings interruption resulting from an insurable event, except for pipeline assets that are not located at water crossings. In the unlikely event multiple insurable incidents occur which exceed coverage limits within the same insurance period, the total insurance coverage will be allocated among the Enbridge entities on an equitable basis based on an insurance allocation agreement we have entered into with EEP, Enbridge and other Enbridge subsidiaries.

The insurance policy coverage limits and deductible amounts at December 31, 2015, for Enbridge, Inc. and its subsidiaries are:

Insurance Type	Coverage Limits	Deductible Amount
	(in millions)
Property and business interruption	Up to $800.0	$10.0
General liability	Up to $860.0	$0.1
Pollution liability (as included under General Liability)	Up to $860.0	$30.0

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

We may not generate sufficient distributable cash flow each quarter to support the payment of the targeted minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the fees we charge and the margins we realize for our services;
•	the volume of natural gas and NGLs we gather and transport and the volume of natural gas we process and treat and NGLs we fractionate;
•	the volume of natural gas, NGLs, and condensates associated with crude oil drilling;
•	the level of production of natural gas and the resultant market prices of natural gas and NGLs;
•	realized pricing impacts on our revenue and expenses that are directly subject to commodity price exposure;
•	the market prices of natural gas and NGLs relative to one another, which affects our processing margins;
•	capacity charges and volumetric fees associated with our transportation services;
•	long-term commitments on third-party pipelines, storage facilities or fractionation agreements that are above market prices and may go unutilized;
•	cash settlements of hedging positions;
•	the level of competition from other midstream energy companies in our geographic markets;
•	our operating, maintenance and general and administrative costs, including reimbursements to our General Partner and its affiliates;
•	regulatory action affecting the supply of, or demand for, natural gas, the maximum transportation rates we can charge on our pipelines, our existing contracts, our operating costs or our operating flexibility;
•	damage to pipelines, facilities, plants, related equipment and surrounding properties caused by hurricanes, earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism, including damage to third party pipelines or facilities upon which we rely for transportation services;
•	outages at the processing, treating or fractionation facilities owned by us or third parties caused by mechanical failure and maintenance, construction and other similar activities;
•	leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;
•	new legislative and regulatory requirements regarding environment and safety that could result in increased capital expenditures and operating costs, reduce demand for our services or otherwise interrupt our natural gas and NGL supply, which may adversely impact our cash flows and results of operations; and
•	prevailing economic and market conditions.

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

Our financial performance depends to a large extent on the volumes of natural gas and NGLs processed, treated, fractionated and transported on our systems. Decreases in the volumes processed, treated, fractionated and transported by our systems can directly and adversely affect our revenues and results of operations. These volumes can be influenced by factors beyond our control, including:

•	decreased drilling activity due to fluctuations in commodity prices, including the price of natural gas and NGL prices;
•	environmental or other governmental regulations;
•	competition;
•	weather conditions;
•	storage levels;
•	alternative energy sources;
•	decreased demand for natural gas and NGLs;
•	economic conditions;
•	supply disruptions;
•	availability of supply connected to our systems; and
•	availability and adequacy of infrastructure to move, treat and process supply into and out of our systems.

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

Our industry remains in a weak commodity price cycle, which could extend beyond 2016. Our exposure to commodity price volatility is inherent to our natural gas processing activities. Before hedging, approximately 40% of our gross margin attributable to our natural gas processing activities is expected to be attributable to contracts with some degree of direct commodity price exposure in 2016. We employ a disciplined hedging program to manage this direct commodity price risk.

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

We are included in the comprehensive insurance program that is maintained by Enbridge for its subsidiaries and affiliates, including EEP. The comprehensive insurance program also includes property insurance coverage on our assets, except pipeline assets that are not located at major water crossings, and earnings interruption resulting from an insurable event. In the unlikely event that multiple insurable incidents occur that exceed coverage limits within the same insurance period, the total insurance coverage will be allocated among the participating Enbridge entities on an equitable basis based on an insurance allocation agreement that we entered into with EEP, Enbridge and another Enbridge subsidiary.

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

Our ability to fund our capital projects and make acquisitions depends on whether we can access the necessary financing to fund these activities. Domestic and international economic conditions affect the functioning of capital markets and the availability of credit. Adverse economic conditions, such as those that became prevalent during the recessionary period of 2008 that continued for several years as well as the current decline in commodity prices, periodically result in weakness and volatility in the capital markets, which in turn can limit, temporarily or for extended periods, our ability to raise capital through equity or debt offerings. Additionally, the availability and cost of obtaining credit commitments from lenders can change as economic conditions and banking regulations reduce the credit that lenders have available or are willing to lend. These conditions, along with significant write-offs in the financial services sector and the re-pricing of market risks, can make it difficult to obtain funding for our capital needs from the capital markets on acceptable economic terms. As a result, we may revise the timing and scope of these projects as necessary to adapt to prevailing market and economic conditions or ability to make distributions.

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

Our revolving credit facility contains covenants requiring us to maintain certain financial ratios. We are not permitted to allow our ratio of consolidated funded debt to pro forma EBITDA (the total leverage ratio), as of the end of any applicable four-quarter period, to exceed 5.00 to 1.00, or 5.50 to 1.00 during acquisition periods. We must also maintain (on a consolidated basis), as of the end of each applicable four-quarter period, a ratio of pro forma EBITDA to consolidated interest expense for such four-quarter period then ended of at least 2.50 to 1.00. These covenants could limit our ability to undertake additional debt financing. Our ability to meet such financial ratios can be affected by events beyond our control, and we cannot assure that we will meet those ratios.

The provisions of our revolving credit facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. Failure to comply with the provisions of our revolving credit facility could result in the occurrence of an event of default under the Credit Agreement, which would result in a cross-default under the note purchase agreement relating to the Notes. If an event of default were to occur, the lenders could, among other things, declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable.

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

The primary role of our logistics and marketing business is to provide marketing services of natural gas, NGLs and condensate received from our gathering, processing and transportation businesses, thereby enhancing our competitive position. Our logistics and marketing business purchases natural gas, NGLs and condensate at prices determined by prevailing market conditions. Following our purchase of natural gas, NGLs and condensate, we generally resell the natural gas, NGLs, or condensate under sales contracts that are generally comparable in terms to our purchase contract, including any price escalation provisions. The profitability of our logistics and marketing operations may be affected by the following factors:

•	our ability to negotiate on a timely basis commodity purchase and sales agreements in changing markets;
•	reluctance of wholesale customers to enter into long-term purchase contracts;
•	consumers’ willingness to use other fuels when natural gas, NGL or condensate prices increase significantly;
•	timing of imbalance or volume discrepancy corrections and their impact on financial results;
•	the ability of our customers to make timely payment;

•	inability to match purchase and sale of natural gas, NGLs or condensate on comparable terms;
•	changes in, limitations upon or elimination of the regulatory authorization required for our wholesale sales of natural gas, NGLs and condensate in interstate commerce; and
•	long-term commitments on third-party pipelines, storage facilities or fractionation agreements that are above market prices and may go unutilized.

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

Our pipeline, gathering, processing and trucking operations are subject to federal, state and local laws and regulations relating to environmental protection and operational and worker safety. Numerous governmental authorities have the power to enforce compliance with the laws and regulations they administer and permits they issue, often imposing complex requirements and necessitating capital expenditures or increased operating costs to achieve compliance, especially when activity is in the presence of sensitive elements like water crossings, wetlands and endangered species. Our failure to comply with these laws, regulations and operating permits can result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. Our natural gas gathering, processing and transportation and NGL fractionation operations expose us to the risk of incurring significant environmental and safety-related costs and liabilities. Additionally, operational modifications, including pipeline restrictions, necessary to comply with regulatory requirements and resulting from our handling of natural gas and liquid hydrocarbons, historical environmental contamination, accidental releases or upsets, regulatory enforcement, litigation or safety and health incidents can also result in significant cost or limit revenues and volumes. In addition, environmental and operational safety laws and regulations, including but not limited to pipeline safety, wastewater discharge and air emission requirements, continue to become more stringent over time, particularly those related to the oil and gas industry. We may incur joint and several strict liability under these environmental laws and regulations in connection with discharges or releases of natural gas and liquid hydrocarbons and wastes on, under or from our properties and facilities, many of which have been used for gathering or processing activities for a number of years, often by third parties not under our control. Private parties, including the owners of properties through which our gathering systems pass and facilities where our natural gas and liquid hydrocarbons are handled or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage. We may also incur costs in the future due to changes in environmental and safety laws and regulations, or re-interpretations of enforcement policies or claims for personal, property or environmental damage. We may not be able to recover these costs from insurance or through higher rates.

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

The EPA has concluded that the April 2010 issuance of regulations to control the greenhouse gas emissions from light duty motor vehicles (the “tailpipe rule”) automatically triggered provisions of the CAA that, in general, could potentially require stationary source facilities that emit more than 250 tons per year of carbon dioxide equivalent to obtain permits to demonstrate that best practices and technology are being used to minimize greenhouse gas emissions. On May 13, 2010, the EPA issued the “tailoring rule,” which served to establish the greenhouse gas emissions threshold for major new (and major modifications to existing) stationary sources. This rule was challenged in the U.S. Court of Appeals for the District of Columbia Circuit (Coalition for Responsible Regulation v. EPA), which dismissed the challenge on jurisdictional grounds. On appeal, the U.S. Supreme Court in 2013 (Utility Air Regulatory Group v. EPA) found the rule to be unlawful. Under the approach now being implemented by the EPA, for most purposes, new permitting provisions to control greenhouse gas emissions are required for new major source facilities that also emit 100,000 tons per year or more of carbon dioxide equivalent, of CO2e, and existing major source facilities making major modifications that also would increase greenhouse gas emissions by 75,000 CO2e. The EPA has indicated in rulemakings that it may further reduce the current regulatory thresholds for greenhouse gas emissions, making additional sources subject to permitting.

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

Increased regulation of hydraulic fracturing and related activities could result in reductions or delays in natural gas production by our customers, which could adversely impact our revenues.

A significant portion of our customers’ natural gas production is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. Legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in Congress. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a multi-year study of the potential impacts of hydraulic fracturing on drinking water resources; the multi-year study’s individual research projects began publishing results in 2013 and individual studies are ongoing. In addition, the EPA has announced its intention to regulate wastewater discharges from hydraulic fracturing and other natural gas production activities under the CWA in a proposed rule published on April 7, 2015. The EPA anticipates finalizing this rule by August 2016. The Department of Interior also issued new regulations governing hydraulic fracturing on public and tribal lands that may impose additional operating costs. The impact of this rule is uncertain because it is subject to ongoing litigation and is currently enjoined pursuant to a court order.

On April 17, 2012, the EPA also approved final rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. These new rules address emissions of various pollutants frequently associated with oil and natural gas production and processing activities by, among other things, requiring new or reworked hydraulically-fractured gas wells to control emissions through flaring until 2015, after which reduced emission (or “green”) completions must be used. The rules also establish specific new requirements, effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants, and certain other equipment. On April 12, 2013, the EPA proposed amendments to the rule which would, among other things, provide additional time for recently constructed, modified or reconstructed storage tanks to install emission controls. In August 2015, the EPA proposed regulations to reduce methane and volatile organic compound emissions from the oil and gas sector by 40 to 45 percent from 2012 levels by 2025. The proposed rule, which the EPA expects to finalize in 2016, would impose additional costs related to compliance with new emission limits as well as inspections and maintenance of several types of equipment used in our operations.

Future regulatory actions also have the potential to impact our operations. In August 2015, the EPA issued proposed options that would clarify the definition of “adjacent” sources of pollution in the context of the Clean Air Act permitting requirements for the oil and gas sector. This action could result in additional permitting burdens under the EPA’s Prevention of Significant Deterioration, Nonattainment New Source Review, and Title V permitting programs. The Pipeline and Hazardous Materials Safety Administration also has announced its intention to propose rules in 2016 that could, when finalized, require us to, among other things, upgrade our automatic shut-off valves at our facilities. Finally, in October 2015, the EPA proposed to reduce the National Ambient Air Quality Standard for ozone from 75 Ppb to 70 Ppb. Once final, this regulation could impose additional emission control costs on our operations.

These rules and proposals may require a number of modifications to our customers’ and our own operations, including the installation of new equipment to control emissions. Compliance with such rules could result in additional costs for us and our customers, including increased capital expenditures and operating costs, which may adversely impact our cash flows and results of operations.

Several states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing. For example, on December 13, 2011, the TRRC adopted the Hydraulic Fracturing Chemical Disclosure Rule implementing a state law passed in June 2011, requiring public disclosure of hydraulic fracturing fluid contents for wells drilled under drilling permits issued after February 1, 2012. Certain states, including the State of Texas, also have taken regulatory action in response to increased seismic activity that in certain cases have been connected to hydraulic fracturing or to saltwater or drilling fluid disposal wells. In addition, at least one municipality in a state in which we operate, the City of Denton, Texas, has followed others in adopting bans or severely restricting hydraulic fracturing activities. Litigation concerning this ban, as well as others, is ongoing. We cannot predict whether any other legislation or regulation will be enacted and if so, what its provisions would be. If additional levels of regulation and permits are required through the adoption of new laws and regulations at the federal, state or local level, it could lead to delays, increased operating costs, and prohibitions for producers who drill near our pipelines. These factors could reduce the volumes of natural gas and NGLs available to move through our gathering and other systems, which could materially adversely affect our financial condition, results of operations and cash flows and our ability to make cash distributions to our unitholders.

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

Terrorist attacks and threats, escalation of military activity in response to these attacks or acts of war, and other civil unrest or activism could have a material adverse effect on our business, financial condition or results of operations.

Terrorist attacks and threats, escalation of military activity or acts of war, or other civil unrest or activism may have significant effects on general economic conditions, fluctuations in consumer confidence and spending and market liquidity, each of which could materially and adversely affect our business. Future terrorist attacks, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions may significantly affect our operations and those of our customers. Strategic targets, such as energy-related assets, may be at greater risk of future attacks than other targets in the United States. In addition, increased environmental activism against pipeline construction and operation could potentially result in work delays, reduced demand for our products and services, increased legislation or denial or delay of permits and rights-of-way. Finally, the disruption or a significant increase in energy prices could result in government-imposed price controls. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

Cyber-attacks or security breaches could have a material adverse effect on our business, financial condition or results of operations.

Our business is dependent upon information systems and other digital technologies for controlling our plants and pipelines, processing transactions and summarizing and reporting results of operations. The secure processing, maintenance and transmission of information is critical to our operations. A security breach of our network or systems could result in improper operation of our assets, potentially including delays in the delivery or availability of our customers’ products, contamination or degradation of the products we transport, store or distribute, or releases of hydrocarbon products for which we could be held liable. Furthermore, we collect and store sensitive data in the ordinary course of our business, including personal identification information of our employees as well as our proprietary business information and that of our customers, suppliers, investors and other stakeholders. We conduct cyber security audits from time to time and continuously monitor our systems in an effort to mitigate the risk of cyber-attacks or security breaches; however, we do not maintain specialized insurance for possible liability resulting from a cyber-attack on our assets. Despite our security measures, our information systems may become the target of cyber-attacks or security breaches (including employee error, malfeasance or other breaches), which could compromise our network or systems and result in the release or loss of the information stored therein, misappropriation of assets, disruption to our operations or damage to our facilities. As a result of a cyber-attack or security breach, we could also be liable under laws that protect the privacy of personal information, subject to regulatory penalties, experience damage to our reputation or a loss of consumer confidence in our products and services, or incur additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material and adverse effect on our business, financial condition or results of operations.

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

The full impact of the Dodd-Frank Act on our hedging activities as an end user is uncertain at this time, as the CFTC continues to promulgate final regulations for position limits. Although the margin rules were recently finalized, the upcoming implementation of key provisions in the margin rules and the finalization of position limit provisions may create new regulatory burdens from these developments in addition to various business conduct, recordkeeping and reporting rules resulting from the Dodd-Frank Act provisions currently in place. Moreover, longer term, fundamental changes to the swap market as a result of the Dodd-Frank Act requirements could significantly increase the cost of entering into and/or reduce the availability of new or existing swaps.

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

EEP, which is controlled by Enbridge Energy Management, L.L.C., or Enbridge Management, through a delegation of control agreement with EEP’s general partner, controls our General Partner, and appoints all of the officers and directors of our General Partner, some of whom are also officers or directors of EEP’s general partner, Enbridge Management or Enbridge. Although our General Partner has a duty to manage us in a manner that it believes is in the best interests of our partnership and our unitholders, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that they believe is in the best interests of EEP. Conflicts of interest may arise between EEP, Enbridge and their affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our General Partner may favor its own interests and the interests of its affiliates, including EEP or Enbridge, over our interests and the interests of our common unitholders. These conflicts include the following situations, among others:

•	neither our partnership agreement nor any other agreement requires EEP or Enbridge to pursue a business strategy that favors us;
•	our General Partner is allowed to take into account the interests of parties other than us, such as EEP and Enbridge, in resolving conflicts of interest;
•	our partnership agreement replaces the fiduciary duties that would otherwise be owed by our General Partner with contractual standards governing its duties limiting our General Partner’s liabilities and restricting remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;
•	except in limited circumstances, our General Partner has the power and authority to conduct our business without unitholder approval;
•	affiliates of our General Partner, including EEP and Enbridge, may compete with us, and neither our General Partner nor its affiliates have any obligation to present business opportunities to us;
•	EEP is under no obligation to offer us any additional interests in Midcoast Operating;
•	our General Partner will determine the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;
•	our General Partner will determine the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an expansion capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce operating surplus. This determination can affect the amount of available cash from operating surplus that is distributed to our unitholders and to our General Partner, the amount of adjusted operating surplus generated in any given period and the ability of the subordinated units to convert into common units;
•	our General Partner will determine which costs incurred by it are reimbursable by us;
•	our General Partner may cause us to borrow funds or take other actions in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing or other action is to make a distribution on the subordinated units, to make incentive distributions or to contribute to the expiration of the subordination period;
•	our partnership agreement permits us to classify up to $45.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus and this cash may be used to fund distributions on our subordinated units or to our General Partner in respect of the general partner interest or the incentive distribution rights;
•	our partnership agreement does not restrict our General Partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our General Partner intends to limit its liability regarding our contractual and other obligations;
•	our General Partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if they own more than 80% of the common units;
•	our General Partner controls the enforcement of the obligations that it and its affiliates owe to us;
•	our General Partner decides whether to retain separate counsel, accountants or others to perform services for us; and
•	our General Partner may elect to cause us to issue Class B common units to it in connection with a resetting of the target distribution levels related to our General Partner’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our General Partner or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

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

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. Therefore, to the extent we are unable to finance growth externally; our cash distribution policy will significantly impair our ability to grow.

In addition, because we will distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement, and we do not anticipate there being limitations in our credit facility, on our ability to issue additional units, including units ranking senior to the common units as to distribution or liquidation, and our common and subordinated unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any additional units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce our distributable cash flow.

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

As of December 31, 2015, EEP holds 1,335,056 Class A common units and 22,610,056 subordinated units. All of the subordinated units will convert into Class B common units on a one-for-one basis at the end of the subordination period and may convert earlier under certain circumstances. Additionally, we have agreed to provide EEP with certain registration rights under applicable securities laws.

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

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to our partners if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Substituted limited partners are liable both for the obligations of the assignor to make contributions to the partnership that were known to the substituted limited partner at the time it became a limited partner and for those obligations that were unknown if the liabilities could have been determined from the partnership agreement. Neither liabilities to partners on account of their partnership interest nor liabilities that are non-recourse to the partnership are counted for purposes of determining whether a distribution is permitted.

Our partnership agreement designates the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our unitholders, which would limit our unitholders’ ability to choose the judicial forum for disputes with us or our General Partner’s directors, officers or other employees.

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

Imposition of any such taxes may substantially reduce the cash we have available for distribution. Therefore, if we were treated as a corporation for federal income tax purposes or otherwise subjected to a material amount of entity-level taxation for state tax purposes, there would be material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules

K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in the unitholder’s taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections, including a new election under Section 754 of the Internal Revenue Code and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

As a result of investing in our common units, you may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own assets and conduct business in several states. Most of these states currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is your responsibility to file all federal, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units. Please consult your tax advisor.

Item 2. Properties

The map below presents the location of our current natural gas systems assets, projects being constructed and joint ventures. This map also depicts some assets owned or under development by us to provide an understanding of how they relate to our business.

Legend
Logistic & Marketing Assets
TX Express - Midcoast Operated
TX Express - Enterprise Operated
Midcoast Gathering
Midcoast Transmission
Skellytown
Anadarko Basin
Oklahoma
Arkansas
Palo Duro Basin
Dallas
Mississippi
Fort Worth Basin
East Texas Basin
Louisiana
Texas
Mont Belvieu
Houston
New Orleans

Descriptions of these properties of our natural gas systems are included in Item 1. Business, which is incorporated herein by reference.

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

Under our omnibus agreement, EEP will indemnify us for any failure to have certain rights-of-way, leaseholds, consents, licenses and permits necessary to own and operate our assets in substantially the same manner that they were owned and operated prior to the Offering. EEP’s indemnification obligation is limited to losses for which we notify EEP prior to November 13, 2016 and is subject to a $500,000 aggregate deductible before we are entitled to indemnification and a $15.0 million aggregate cap.

Item 3. Legal Proceedings

We are a participant in various legal proceedings arising in the ordinary course of business. Some of these proceedings are covered, in whole or in part, by insurance. We believe the outcome of all these proceedings will not, individually or in the aggregate, have a material adverse effect on our financial condition. The disclosures included in Part II, Item 8. Financial Statements and Supplementary Data, under Note 15. Commitments and Contingencies, address the matters required by this item and are incorporated herein by reference. In addition, we are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our Class A common units are listed and traded on the NYSE, the principal market for the Class A common units, under the symbol “MEP.” The quarterly price ranges per Class A common unit and cash distributions paid per unit for 2015 and 2014 are summarized as follows:

	First	Second	Third	Fourth
2015 Quarters
High	$16.00	$15.17	$13.36	$13.58
Low	$11.41	$10.27	$8.75	$6.50
Cash distributions paid	$0.3425	$0.3475	$0.3525	$0.3575

	First	Second	Third	Fourth
2014 Quarters
High	$22.29	$22.93	$25.13	$23.09
Low	$19.16	$20.55	$18.96	$12.50
Cash distributions paid	$0.1664	$0.3125	$0.3250	$0.3375

On February 12, 2016, the last reported sales price of our Class A common units on the NYSE was $7.00. As of January 22, 2016, there were four registered holders of record of Class A common units. The holders of record do not include unitholders whose units are held in trust by other entities.

There is no established public trading market for our subordinated units, all of which are held by EEP.

Under our current cash distribution policy, we intend to make quarterly distributions to the holders of our Class A common units and subordinated units to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including the payment of expenses to our General Partner and its affiliates. Our current cash distribution policy is also subject to certain restrictions, as well as the considerable discretion of our General Partner in determining the amount of our available cash each quarter. These restrictions include restrictions under our Credit Agreement, general partner discretion to establish reserves and to take other actions provided by our partnership agreement, and the performance of our subsidiaries. For further information about distributions and about these and other limitations and risks related to distributions, please read Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.

On July 29, 2015, the partners of Midcoast Operating approved an amendment to Midcoast Operating’s limited partnership agreement that could enhance our distributable cash flow, demonstrating EEP’s further support of our ongoing cash distribution strategy and growth outlook. For further information about our funding arrangements with our General Partner, please read Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funding Arrangements with EEP.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information as of December 31, 2013, with respect to Class A common units that we purchased from Enbridge Energy Partners. There were no units repurchased in 2015 or 2014:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
October 1 – October 31	—	$—	—	—
November 1 – November 30(1)	2,775,000	$16.94	—	—
December 1 – December 31	—	$—	—	—
Total	2,775,000	$16.94	—	—

(1)	Pursuant to the Contribution, Conveyance and Assumption Agreement dated as of November 13, 2013, by and among EEP, us, Midcoast Holdings, Midcoast Operating and Midcoast OLP GP, L.L.C., 2,775,000 Class A common units were purchased by us from EEP with the proceeds from the over-allotment option exercise related to the Offering.

Item 6. Selected Financial Data

The following table sets forth, for the periods and at the dates indicated, the summary historical financial data of Midcoast Energy Partners, L.P. and our Predecessor. The table is derived, and should be read in conjunction with, our audited consolidated financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	December 31,
	2015	2014	2013	2012(1)	2011(1)
	(in millions, except per unit amounts)
Income Statement Data:(2)
Operating revenues	$2,842.7	$5,894.3	$5,593.6	$5,357.9	$7,828.2
Operating expenses	3,125.2	5,741.6	5,528.5	5,186.5	7,608.9
Operating income (loss)	(282.5)	152.7	65.1	171.4	219.3
Interest expense, net	(29.5)	(16.7)	(1.7)	—	—
Equity in earnings of joint ventures	29.2	13.2	—	—	—
Other income (expense)	(0.3)	(0.3)	(1.2)	(0.1)	2.8
Income tax expense	(1.4)	(4.6)	(8.3)	(3.8)	(2.9)
Net income (loss)	$(284.5)	$144.3	$53.9	$167.5	$219.2
Predecessor income prior to initial public offering (from January 1, 2013 through November 12, 2013)			$56.3
Net loss subsequent to initial public offering to Midcoast Energy Partners, L.P. (from November 13, 2013 through December 31, 2013)			$(2.4)
Net income (loss) attributable to noncontrolling interest	$(120.6)	$80.2	$(0.6)
Net income (loss) attributable to general and limited partner ownership interest in Midcoast Energy Partners, L.P.	$(163.9)	$64.1	$(1.8)
Net income (loss) attributable to limited partner ownership interest(4)	$(160.5)	$62.8	$19.7	$64.0	$83.8
Net income (loss) per limited partner unit (basic and diluted)(4)	$(3.55)	$1.39	$0.68	$2.40	$3.14
Cash distributions paid per limited partner unit outstanding	$1.40	$1.14
Financial Position Data (at year end):(2)(3)
Property, plant and equipment, net	$4,226.3	$4,159.7	$4,082.3	$3,963.0	$3,651.3
Total assets	5,273.9	5,754.1	6,036.4	5,667.4	5,134.6
Long-term debt, excluding current maturities	890.0	760.0	335.0	—	—
Partners’ capital:
Predecessor partner interest	—	—	—	4,707.1	4,277.8
Class A common units	522.2	634.2	495.3	—	—
Subordinated units	1,062.0	1,174.0	1,035.1	—	—
General Partner units	43.3	47.8	42.2	—	—
Accumulated other comprehensive income (loss)	(0.9)	11.6	(3.1)	7.1	(28.7)
Noncontrolling interest	2,405.7	2,529.0	2,983.2	—	—
Partners’ capital	$4,032.3	$4,396.6	$4,552.7	$4,714.2	$4,249.1
Cash Flow Data:(2)(3)
Cash flows provided by operating activities	$207.0	$159.1	$420.9	$352.7	$415.6
Cash flows used in investing activities	$197.4	$231.3	$522.3	$614.5	$480.1
Cash flows provided by financing activities	$8.4	$67.3	$106.3	$261.8	$64.5
Additions to property, plant and equipment, acquisitions and investment in joint venture included in investing activities, net of cash acquired	$239.1	$274.6	$462.9	$621.1	$484.0

(1)	Represents the Predecessor historical information.

(2)	Our income statement, financial position and cash flow data reflect the following acquisitions and dispositions:

Date of Acquisition/Disposition	Description of Acquisition/Disposition
February 2015	Acquisition of the midstream business of New Gulf Resources, LLC, or NGR, in Texas.
(3)	Our financial position and cash flow data include the effect of the following public limited partner unit issuances:

Date of Unit Issuance	Class of Limited Partnership Interest	Number of Units Issued	Net Proceeds Including General Partner Contribution
			(in millions)
December 2013	Class A	2,775,000	$47.0
November 2013	Class A	18,500,000	$304.5
•	The 2013 equity issuances represent the Offering.
(4)	Represents calculation retrospectively reflecting the affiliate capitalization of MEP consisting of 4.1 million MEP Class A common units, 22.6 million MEP subordinated units and MEP general partner interest upon the transfer of a controlling ownership, including limited partner and general partner interest, in Midcoast Operating. The noncontrolling interest reflects the 61% that was retained by EEP through June 30, 2014. On July 1, 2014, we acquired an additional 12.6% interest in Midcoast Operating from EEP, decreasing EEP’s total ownership in Midcoast Operating to 48.4%.

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

Items Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our Predecessor’s historical results of operations for the reasons described below:

•	Our Predecessor’s results of operations historically reflected 100% of the revenues and expenses relating to Midcoast Operating. For the first six months of 2014, we owned a 39% controlling interest in Midcoast Operating. On July 1, 2014, we acquired an additional 12.6% ownership interest in Midcoast Operating from EEP for $350.0 million, which reduced the amounts we attribute to noncontrolling interest in our consolidated financial statements. After July 1, 2014, we owned a 51.6% controlling interest in Midcoast Operating. We consolidate the results of operations of Midcoast Operating and then record a 48.4% noncontrolling interest deduction for EEP’s retained interest in Midcoast Operating.
•	Although the allocation methodology under which we will continue to reimburse EEP and its affiliates for the provisions of certain administrative and operational services to Midcoast Operating will not change, $25.0 million in annual amounts payable for general and administrative expenses that were paid by Midcoast Operating historically under its services agreements is not payable by Midcoast Operating subsequent to the Offering. As a result, EEP has agreed to reduce the amounts payable for general and administrative expenses that otherwise would be fully allocable to Midcoast Operating by $25.0 million annually. For the years ended December 31, 2015 and 2014, respectively, we recognized $25.0 million as a reduction to “Due to general partner and affiliates” with the offset to “Noncontrolling interest” in our consolidated statements of financial position.
•	We incurred an additional $3.8 million and $4.0 million of incremental annual general and administrative expenses, for the years ended December 31, 2015 and 2014, respectively, as a result of being a separate publicly traded partnership, 100% of which is attributable to us.
•	EEP no longer provides letters of credit and parental guarantees in support of Midcoast Operating at no cost, and we are responsible for our proportionate share of the annual expenses attributable to a financial support agreement that Midcoast Operating entered into with EEP. During the term of the financial support agreement, when requested by Midcoast Operating, EEP will provide letters of credit and guarantees in support of Midcoast Operating’s financial obligations under certain hedges and key customer natural gas and NGL purchase agreements. Based on the cumulative average amount of letters of credit and guarantees that EEP provided on Midcoast Operating’s behalf multiplied by a 2.5% annual fee, Midcoast Operating incurred $0.6 million and $2.9 million of these costs for the years ended December 31, 2015 and 2014, respectively. Without such financial support from EEP, we expect that Midcoast Operating would be required to provide letters of credit, cash collateral or other financial support with respect to these agreements or similar agreements it enters into in the future. For more information regarding our financial support agreement and the calculation of this annual fee, refer to Item 8. Financial Statements and Supplementary Data, Note 10. Debt.
•	We incur interest expense under our borrowing arrangements. Before we acquired control of our Predecessor, it was a wholly owned subsidiary of EEP and, as such, did not incur any direct interest expense from third parties and only recognized intercompany interest expense to the extent such amounts were capitalized as part of its construction projects.

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

We gather natural gas from the wellhead and central receipt points on our systems, deliver it to our facilities for processing and treating and redeliver the residue gas to intrastate or interstate pipelines for transmission to wholesale customers such as power plants, industrial customers and local distribution companies. We deliver the NGLs produced at our processing plants to intrastate pipelines and interstate pipelines for transportation to the NGL market hubs in Mont Belvieu, Texas and Conway, Kansas. We also deliver a portion of NGLs produced at our fractionation facility at one of our processing plants to a wholesale customer. In addition, we also provide marketing services of natural gas and NGLs to wholesale customers.

On September 1, 2015, two wholly-owned subsidiaries of Midcoast Operating in the Logistics and Marketing segment sold certain natural gas inventories and assigned certain storage agreements, transportation contracts and other arrangements to a third-party buyer. Since that date, Midcoast Operating subsidiaries sell their natural gas products directly to third parties, instead of through the Logistics and Marketing segment.

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

The following table reflects our operating income by business segment and corporate charges for each of the years ended December 31, 2015, 2014 and 2013.

	December 31,
	2015	2014	2013
	(in millions)
Operating income (loss)
Gathering, Processing and Transportation	$(224.2)	$114.9	$70.2
Logistics and Marketing	(53.6)	43.5	(5.1)
Corporate	(4.7)	(5.7)	—
Total operating income (loss)	(282.5)	152.7	65.1
Interest expense	(29.5)	(16.7)	(1.7)
Other income (loss)	28.9	12.9	(1.2)
Income tax expense	(1.4)	(4.6)	(8.3)
Net income (loss)	$(284.5)	$144.3	$53.9
Less: Predecessor income prior to initial public offering (from January 1, 2013 through November 12, 2013)			56.3
Net loss subsequent to initial public offering attributable to Midcoast Energy Partners, L.P. (from November 13, 2013 through December 31, 2013)			(2.4)
Less: Net income (loss) attributable to noncontrolling interest	(120.6)	80.2	(0.6)
Net income (loss) attributable to general and limited partner ownership interest in Midcoast Energy Partners, L.P.	$(163.9)	$64.1	$(1.8)

Derivative Transactions and Hedging Activities

Contractual arrangements in our Gathering, Processing and Transportation segment and our Logistics and Marketing segment expose us to market risks associated with changes in commodity prices where we receive natural gas or NGLs in return for the services we provide or where we purchase natural gas or NGLs. Our unhedged commodity position is fully exposed to fluctuations in commodity prices, which can be significant during periods of price volatility. We use derivative financial instruments such as futures, forwards, swaps, options and other financial instruments with similar characteristics, to manage the risks associated with market fluctuations in commodity prices, as well as to reduce variability in our cash flows. Based on our risk management policies, all of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into with the objective of speculating on commodity prices. Derivative financial instruments that do not receive hedge accounting under the provisions of authoritative accounting guidance create volatility in our earnings that can be significant. However, these fluctuations in earnings do not affect our cash flow. Cash flow is only affected when we settle the derivative instrument.

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

The changes in fair value of our derivatives are also presented as a reconciling item on our consolidated statements of cash flows. The following table presents the net changes in fair value associated with our derivative financial instruments:

	December 31,
	2015	2014	2013
	(in millions)
Gathering, Processing and Transportation segment:
Hedge ineffectiveness	$(4.1)	$5.6	$3.3
Non-qualified hedges	(31.2)	123.6	3.3
Logistics and Marketing segment:
Non-qualified hedges	(23.0)	29.2	(9.6)
Derivative fair value net gains (losses)	$(58.3)	$158.4	$(3.0)

RESULTS OF OPERATIONS — BY SEGMENT

Gathering, Processing and Transportation

Our gathering, processing and transportation business includes natural gas and NGL gathering and transportation pipeline systems, natural gas processing and treating facilities, condensate stabilizers and an NGL fractionation facility. Revenues for our gathering, processing and transportation business are determined primarily by the volumes of natural gas gathered, compressed, treated, processed, transported and sold through our systems; the volumes of NGLs sold; and the level of natural gas, NGL and condensate prices. The segment gross margin of our gathering, processing and transportation business, which we define as revenue generated from gathering, processing and transportation operations less the cost of natural gas and natural gas liquids purchased, is derived from the compensation we receive from customers in the form of fees or commodities we receive for providing our services, in addition to the proceeds we receive for the sales of natural gas, NGLs and condensate to affiliates and third parties.

The following tables set forth the operating results of our Gathering, Processing and Transportation segment and the approximate average daily volumes of natural gas throughput and NGLs produced on our major systems for the years ended December 31, 2015, 2014, and 2013.

	December 31,
	2015	2014	2013
	(in millions)
Operating revenues	$588.5	$647.3	$729.0
Cost of natural gas and natural gas liquids	173.8	27.1	157.6
Segment gross margin	414.7	620.2	571.4
Operating and maintenance	216.0	260.6	278.9
General and administrative	67.3	87.1	86.6
Goodwill impairment	206.1	—	—
Asset impairment	—	15.6	—
Depreciation and amortization	149.5	142.0	135.7
Operating expenses	638.9	505.3	501.2
Operating income (loss)	(224.2)	114.9	70.2
Other income (expense)	29.3	12.9	(1.5)
Net income (loss)	$(194.9)	$127.8	$68.7
Operating Statistics (MMBtu/d):
East Texas	964,000	1,030,000	1,153,000
Anadarko	773,000	827,000	949,000
North Texas	265,000	293,000	317,000
Total	2,002,000	2,150,000	2,419,000
NGL Production (Bpd)	81,632	83,675	88,236

Year ended December 31, 2015, compared with year ended December 31, 2014

The operating income of our Gathering, Processing and Transportation segment for the year ended December 31, 2015, decreased $339.1 million, as compared with the year ended December 31, 2014, primarily due to the $206.1 million goodwill impairment charge recorded during 2015. We performed a goodwill impairment analysis after we learned from customers, during the second quarter 2015, that reductions in drilling will be prolonged in the producing basins in which we operate due to the continued low commodity price environment. As a result of this analysis, we determined that $206.1 million in goodwill was impaired.

Segment gross margin decreased $205.5 million for the year ended December 31, 2015, as compared with the year ended December 31, 2014, in part due to a decrease of $164.5 million from non-cash, mark-to-market losses of $35.3 million and gains of $129.2 million for the years ended December 31, 2015 and 2014, respectively. These losses are primarily related to the reclassification of previously recognized unrealized mark-to-market gains as the underlying transactions were settled, coupled with decreased non-cash, mark-to-market net gains due to smaller decreases in average forward prices during 2015 than in 2014.

Segment gross margin decreased $28.0 million for the year ended December 31, 2015, as compared with the year ended December 31, 2014, due to decreased margins from lower commodity prices, net of hedges, related to contracts where we were paid in commodities for our services.

Segment gross margin decreased $28.7 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, due to reduced natural gas production volumes. The average daily volumes of our major systems for the year ended December 31, 2015, decreased by approximately 148,000 million British Thermal units per day, or MMBtu/d, or 7% when compared to the year ended December 31, 2014. The average NGL production for the year ended December 31, 2015, decreased by 2,043 Bpd, or 2%, when compared to the year ended December 31, 2014. The decrease in natural gas and NGL volumes was primarily attributable to the continued low commodity price environment for natural gas, NGLs and condensate, which has resulted in reductions in drilling activity from producers in the areas we operate.

Segment gross margin increased $7.4 million for the year ended December 31, 2015, as compared with the year ended December 31, 2014, due to decreased physical measurement losses as a result of system efficiencies. Physical measurement gains and losses routinely occur on our systems as part of our normal operations, which result from evaporation, shrinkage, differences in measurement between receipt and delivery locations and other operational conditions.

Operating and maintenance and general and administrative costs together decreased $64.4 million for the year ended December 31, 2015, when compared to the year ended December 31, 2014, primarily due to cost reduction efforts undertaken by management, including $9.7 million in workforce reductions, which resulted in a decrease in contract labor as well as other related cost benefits.

Depreciation and amortization expense for our Gathering, Processing and Transportation segment increased $7.5 million, for the year ended December 31, 2015, compared with the year ended December 31, 2014, due to additional assets that were placed into service.

Other income increased $16.4 million for the year ended December 31, 2015, as compared with the year ended December 31, 2014, primarily due to increases in equity earnings on our investment in the Texas Express NGL system. These increases were a result of higher volumes and increases in ship-or-pay commitments during 2015.

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

Operating and maintenance costs decreased $18.3 million for the year ended December 31, 2014, when compared to the year ended December 31, 2013 primarily related to reduced outside contract labor and lower rents and leases. This decrease was offset by an increase in costs from a non-cash impairment on our non-core Louisiana propylene pipeline asset of $15.6 million. The impairment charge was taken following finalization of a contract restructuring with the primary customer. In addition, in December 2014, the company took actions to reduce its costs through a workforce reduction, which increased severance costs by $4.3 million for the year ended December 31, 2014, as compared with the year ended December 31, 2013.

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

Future Prospects for Gathering, Processing and Transportation

We intend to expand our natural gas gathering and processing services by (1) capturing opportunities within our footprint, (2) expanding outside of our footprint through strategic acquisitions, (3) providing an array of services for both natural gas and NGLs in combination with core asset optimization, and (4) capitalizing on new market opportunities by diversifying geographically and by commodity composition. We will pursue internal growth projects designed to provide exposure to incremental supplies of natural gas at the wellhead, increase opportunities to serve additional customers, including new wholesale customers, and allow expansion of our treating and processing businesses. Additionally, we will pursue acquisitions to expand our natural gas business in situations where we have competitive advantages to create additional value.

Impact of Commodity Prices

Demand for our midstream services primarily depends upon the supply of natural gas and associated natural gas from crude oil development and the drilling rate for new wells. Demand for these services depends on overall economic conditions and commodity prices. Commodity prices for natural gas, NGLs, condensate, and crude oil have remained low throughout 2015. The depressed commodity price environment is the most significant factor for reduced drilling activity and low volumes in the basins in which we operate. We expect producers to continue to reduce drilling activity due to the current commodity price environment, and as a result, we expect to see a decrease in volumes in 2016. We factored these expected decreases into our fixed asset and intangible asset recoverability tests on our Anadarko, North Texas, and East Texas assets during 2015 and do not expect any impairment on these assets at this time. However, further declines in long-term volumes or reserves could affect our assessments.

We have largely mitigated our near-term direct commodity risk through our hedging program. We have hedged approximately 90% and 40% of our direct forecasted commodity cash flow exposure for 2016 and 2017, respectively. Despite our hedging program, we still bear indirect commodity price exposure as lower drilling activity impacts the volumes on our systems as well as direct commodity price exposure for unhedged commodity positions. We expect this indirect impact on our volumes to improve as prices improve.

Expansion Projects

The following expansion projects are designed to increase natural gas processing, NGL production, residue gas and NGL transportation capacity. The paragraphs below summarize our projects that we have placed into service in 2015 or expect to place into service in future periods.

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

  Eaglebine Developments

The Eaglebine is an emerging oil play in East Texas that spans over five counties and is comprised of multiple formations, including but not limited to, the Woodbine, Buda, Glenrose and Eagle Ford formations. We have a series of construction projects and an acquisition in this play. We have completed construction of the Ghost Chili pipeline project, which consists of a lateral and associated facilities that create gathering capacity of over 50 MMcf/d for rich natural gas to be delivered from Eaglebine production areas to our complex of cryogenic processing facilities in East Texas. The initial facilities were placed in service in October 2015. We also expect to construct the Ghost Chili Extension Lateral to fully utilize this gathering capacity with the rest of our processing assets when additional development in the basin supports it. Given the proximity of our existing East Texas assets, this expansion into Eaglebine will allow us to offer gathering and processing services while leveraging assets on our existing footprint.

On February 27, 2015, we acquired from NGR its midstream operations in Leon, Madison and Grimes counties, Texas. The acquisition consisted of a natural gas gathering system currently in operation. For further details regarding the NGR acquisition, see Item 1. Financial Statements Note 4. Acquisitions and Dispositions.

We estimate the aggregate cost of our Eaglebine projects and acquisition described above to be approximately $160.0 million, of which $116.8 million was spent in 2015. Remaining funding is to be provided by us and EEP based on our proportionate ownership percentages in Midcoast Operating, subject to market conditions and our financing capacity.

Logistics and Marketing

The primary role of our logistics and marketing business is to provide marketing services of natural gas, NGLs and condensate received from our gathering, processing and transportation business. We purchase and receive natural gas, NGLs and other products from pipeline systems and processing plants and sell and deliver them to wholesale customers, distributors, refiners, fractionators, chemical facilities, various third parties and end users. Our Logistics and Marketing segment derives a majority of its operating income from selling natural gas, NGLs and condensate received from producers on our Gathering, Processing and Transportation segment pipeline assets. A majority of the natural gas and NGLs we purchase are produced in Texas markets where we have expanded third-party pipeline deliverability alternatives over the past several years. We use our connectivity to interstate pipelines to improve value for the producers by delivering natural gas into premium markets and NGLs to primary markets where we sell them to major customers. Additionally, our Logistics and Marketing segment derives operating income from providing logistics services for our customers from the wellhead to markets.

On September 1, 2015, two wholly-owned subsidiaries of Midcoast Operating in the Logistics and Marketing segment sold certain natural gas inventories and assigned certain storage agreements, transportation contracts and other arrangements to a third party. Since that date, Midcoast Operating subsidiaries sell their natural gas products directly to third parties, instead of through the Logistics and Marketing segment, which has seen reduced activity related to the sale of natural gas as a result of that transaction.

The following table sets forth the historical operating revenues and cost of natural gas and natural gas liquids of these subsidiaries prior to the transaction:

	For the years ended December 31,
	2015	2014	2013
	(in millions)
Operating revenues	$898.0	$2,187.9	$1,780.6
Cost of natural gas and natural gas liquids	886.6	2,173.1	1,777.4
Segment gross margin	$11.4	$14.8	$3.2

The decrease in operating revenues and cost of natural gas and natural gas liquids is primarily due to decreases in commodity prices as well as decreases in volumes from lower drilling activities. Further, while we expect that operating revenues and cost of natural gas and natural gas liquids will be reduced in the Logistics and Marketing segment in future periods due to the transaction discussed above, we do not expect a significant impact on consolidated segment gross margin as a result. In addition, we believe that some of these revenues and costs of natural gas and natural gas liquids, and the related gross margin, will be recognized in the Gathering, Processing and Transportation segment in future periods as Midcoast Operating subsidiaries in that segment will sell their natural gas products directly to third parties.

The following table sets forth the operating results of our Logistics and Marketing segment for the years ended December 31, 2015, 2014, and 2013:

	December 31,
	2015	2014	2013
	(in millions)
Operating revenues	$2,254.2	$5,247.0	$4,864.6
Cost of natural gas and natural gas liquids	2,199.1	5,118.8	4,779.5
Segment gross margin	55.1	128.2	85.1
Operating and maintenance	56.0	62.9	71.4
General and administrative	11.7	12.4	11.6
Goodwill impairment	20.4	—	—
Asset impairment	12.3	—	—
Depreciation and amortization	8.3	9.4	7.2
Operating expenses	108.7	84.7	90.2
Operating income (loss)	$(53.6)	$43.5	$(5.1)

Year ended December 31, 2015, compared with year ended December 31, 2014

The operating income of our Logistics and Marketing segment for the year ended December 31, 2015, decreased $97.1 million, as compared with the year ended December 31, 2014. Decreases in “Operating revenues” and “Cost of natural gas and natural gas liquids” for the year ended December 31, 2015, as compared with the year ended December 31, 2014, are primarily due to decreases in commodity prices and the resulting decreased volumes from lower drilling activities.

The most significant area affected was segment gross margin, which decreased $73.1 million for the year ended December 31, 2015, as compared with the year ended December 31, 2014. In addition, for the year ended December 31, 2015, the Logistics and Marketing segment recognized a $20.4 million goodwill impairment charge and a non-cash impairment charge of $12.3 million from an expected loss on disposal of our non-core, held-for-sale assets. The goodwill impairment resulted from the impacts on our marketing business from sustained reductions in drilling activities in the areas in which our Gathering, Processing and Transportation segment operates.

Segment gross margin experienced a net decrease of $52.2 million including $1.6 million of gains associated with the assignments of certain natural gas contracts, due to non-cash, mark-to-market losses for the year ended December 31, 2015, as compared with the year ended December 31, 2014. These losses are primarily related to the reclassification of previously recognized unrealized mark-to-market gains as the underlying transactions were settled, coupled with decreased non-cash, mark-to-market net gains due to smaller decreases in average forward prices during 2015 than in 2014.

Our segment gross margin also decreased $9.3 million for the year ended December 31, 2015, as compared with the year ended December 31, 2014, due to costs associated with the sale of certain natural gas inventories, and assignment of certain storage agreements, transportation contracts and other arrangements to a third party.

Our segment gross margin was impacted by decreased margins within our gas marketing function due to natural gas pricing differentials between market centers by approximately $9.7 million for the year ended December 31, 2015, as compared with the year ended December 31, 2014. During the first quarter of 2014, we benefited from the difference between market centers in the Mid-Continent supply areas and market centers in the Midwest which arose due to higher than usual demand from winter weather conditions in the Midwest.

Our segment gross margin decreased $8.0 million for the year ended December 31, 2015, as compared with the year ended December 31, 2014, due to lower storage margins as a result of the relative difference between the injection price paid to purchase and store natural gas, crude oil and NGLs and the withdrawal price at which these commodities are sold from storage.

Our segment gross margin increased $5.6 million for the year ended December 31, 2015, as compared with the year ended December 31, 2014, for decreases in non-cash charges to decrease the cost basis of our natural gas inventory to net realizable value recorded in 2014.

Operating and maintenance and general and administrative costs together decreased $7.6 million for the year ended December 31, 2015, as compared with the year ended December 31, 2014, primarily due to a decrease in outside contract labor as well as other related benefit costs due to workforce reductions in December 2014. In addition, other cost reduction efforts have resulted in reduced repairs and maintenance costs.

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

Segment gross margin increased $9.8 million for the year ended December 31, 2014, as compared with the year ended December 31, 2013, due to increased margins from natural gas pricing differentials in the first quarter of 2014. We benefited from the difference between market centers in the Mid-Continent supply areas and market area in the Midwest, which arose from higher than normal demand from winter weather in the Midwest.

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

	December 31,
	2015	2014	2013
	(in millions)
Operating and maintenance	$1.1	$0.4	$—
General and administrative	3.6	5.3	—
Operating expenses	4.7	5.7	—
Operating loss	(4.7)	(5.7)	—
Interest expense, net	(29.5)	(16.7)	(1.7)
Other income (loss)	(0.4)	—	0.3
Income (loss) before income tax expense	(34.6)	(22.4)	(1.4)
Income tax expense	(1.4)	(4.6)	(8.3)
Net loss	$(36.0)	$(27.0)	$(9.7)

Year ended December 31, 2015, compared with year ended December 31, 2014

Interest expense increased $12.8 million for the year ended December 31, 2015, as compared to the same period in 2014, primarily due to a full year of interest expense incurred on our senior notes, which were issued in a private placement offering in September 2014.

Our income tax expense decreased $3.2 million for the year ended December 31, 2015, as compared to the same period in 2014, primarily due to a $3.5 million tax benefit from a reduction in deferred income tax payable and from an overall lower franchise tax rate in 2015. This reduction is the result of a reduction in the Texas franchise tax rate from the recently-enacted Texas Franchise Tax Reduction Act of 2015. Offsetting the reduction in the Texas franchise tax for the year ended December 31, 2015 was an increase in deferred income tax expense of approximately $2.4 million incurred due to a higher Texas franchise tax apportionment factor. See Note 17. Income Taxes for more information about this transaction.

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

Interest expense increased $15.0 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to a full year of interest expense incurred on borrowings from our Credit Agreement in 2014. Additionally, we incurred three months of interest expense on our senior notes, which were issued in September 2014.

The state tax structure that exists in Texas imposes taxes that are based upon many, but not all, items included in net income. Income tax expense decreased $3.7 million primarily due to a tax law that was passed in June 2013 in the State of Texas, referred to as the House Bill 500, or HB 500. The law allows a pipeline company that transports oil, gas, or other petroleum products owned by others to subtract as cost of goods sold, its depreciation, operations and maintenance costs related to the services provided. Under this law, we are allowed additional deductions against its income for Texas margin tax purposes. As a result, a one-time increase to deferred income tax expense of $6.0 million was recorded in 2013, and we incurred lower income tax expense in 2014.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary cash requirements relate to funding capital expenditures, meeting operational needs and paying distributions to our unitholders. We expect our ongoing sources of liquidity to include cash generated from operations of Midcoast Operating, borrowings under our senior revolving credit facility, which we refer to as the Credit Agreement, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements, debt servicing requirements, and payment of quarterly cash distributions to our unitholders.

We intend to pursue acquisitions of additional interests in our natural gas assets held through Midcoast Operating from EEP. EEP has indicated that it intends to offer us the opportunity to purchase additional interests in Midcoast Operating from time to time, although EEP is not legally obligated to do so. We do not know when, or if, EEP will offer to us any additional interest for purchase.

Available Liquidity

Our primary source of liquidity is provided by the Credit Agreement, the sources and uses of which at December 31, 2015, are set forth in the following table.

(in millions)
Cash and cash equivalents	$18.0
Total credit available under Credit Agreement	$810.0
Amounts outstanding under Credit Agreement	$(490.0)
Total	$338.0

The amounts we may borrow under the terms of our Credit Agreement are reduced by the face amount of our letters of credit outstanding.

Equity and Debt Financing Activities

Credit Agreement

We, Midcoast Operating, and our material domestic subsidiaries are parties to the Credit Agreement. The Credit Agreement is a committed syndicated senior revolving credit facility with related letter of credit and swing line facilities. On September 3, 2015, we amended our Credit Agreement to decrease the aggregate commitments to $810.0 million and extend the maturity date from September 30, 2017 to September 30, 2018; however, $140.0 million of commitments will expire on the initial maturity date of November 13, 2016 and an additional $25.0 million of commitments will expire on September 30, 2017.

Our Credit Agreement also requires compliance with two financial covenants. We are not permitted to allow our ratio of consolidated funded debt to pro forma EBITDA (the total leverage ratio), as of the end of any applicable four-quarter period, to exceed 5.00 to 1.00, or 5.50 to 1.00 during acquisition periods. We must also maintain (on a consolidated basis), as of the end of each applicable four-quarter period, a ratio of pro forma EBITDA to consolidated interest expense for such four-quarter period then ended of at least 2.50 to 1.00. These covenants could limit our ability to undertake additional debt financing.

At December, 31, 2015, we were in compliance with the terms of our financial covenants in the Credit Agreement. Due to the continued decline in oil and gas prices and the potential implications on our results of operations, it is possible that we may not be able to meet the total leverage ratio financial covenant at some point during the remaining term of the facility. If this were to occur, we would seek a waiver from our lenders, seek additional capital contributions, pursue refinancing of the amounts outstanding under the Credit Agreement or seek to take other action to prevent a default under the Credit Agreement, although there is no assurance that we could obtain any such necessary preventative actions. Failure to comply with one or both of the financial covenants may result in the occurrence of an event of default under the Credit Agreement, which would result in a cross-default under the note purchase agreement relating to the Notes. If an event of default were to occur, the lenders could, among other things, terminate their commitments under the Credit Agreement, demand immediate payment of all amounts borrowed by us and Midcoast Operating, trigger the springing liens, and require adequate security or collateral for all outstanding letters of credit outstanding under the facility.

At December 31, 2015, we had $490.0 million in outstanding borrowings under the Credit Agreement at a weighted average interest rate of 3.71%. Under the Credit Agreement, we had net borrowings of approximately $130.0 million during the year ended December 31, 2015, which includes gross borrowings of $6.1 billion and gross repayments of $6.0 billion. For further details regarding the Credit Agreement and the amendments thereto, refer to Item 8. Financial Statements and Supplementary Data, under Note 12. Debt.

Senior Notes

From time to time we issue long-term debt securities to finance our operations and meet outstanding debt obligations. In 2014, we completed a private offering of $400.0 million of notes consisting of three tranches of senior notes: $75.0 million of 3.56% Series A Senior Notes due in 2019; $175.0 million of 4.04% Series B Senior

Notes due in 2021; and $150.0 million of 4.42% Series C Senior Notes due in 2024, collectively the Notes. All of the Notes pay interest semi-annually on March 31 and September 30, and commenced on March 31, 2015.

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

At December 31, 2015, we were in compliance with the terms of our financial covenants under the Notes and the related purchase agreement. Due to the continued decline in oil and gas prices and the potential implications on our results of operations, it is possible that we may not be able to meet the total leverage ratio financial covenant at some point during the remaining term of the facility. If this were to occur, we would seek a waiver from the note holders, seek additional capital contributions, pursue refinancing of the amounts outstanding under the Notes or seek to take other action to prevent a default under the Purchase Agreement and the Notes, although there is no assurance that we could obtain any such necessary preventative actions. Any failure to comply with one or both of the financial covenants could result in an event of default under the Purchase Agreement and the Notes and result in a cross-default under the Credit Agreement. If an event of default were to occur, the note holders could, among other things, demand immediate payment of the Notes and trigger the springing liens.

For further details about the Notes and related private placement, refer to Item 8. Financial Statements and Supplementary Data, under Note 12. Debt.

Financial Support Agreement

Midcoast Operating is party to a Financial Support Agreement with EEP, pursuant to which EEP provides letters of credit and guarantees, not to exceed $700.0 million in the aggregate at any time outstanding, in support of Midcoast Operating’s and its wholly owned subsidiaries’ financial obligations under derivative agreements and natural gas and NGL purchase agreements to which Midcoast Operating, or one or more of its wholly owned subsidiaries, is a party. At December 31, 2015, EEP provided $7.5 million of letters of credit outstanding and $21.7 million in guarantees. Midcoast Operating incurs a 2.5% annual fee based on the cumulative average amount of letter of credit and guarantees outstanding under this agreement. Midcoast Operating incurred $0.6 million of these costs at December 31, 2015. For further details regarding the Financial Support Agreement, refer to Item 8. Financial Statements and Supplementary Data, under Note 12. Debt.

Shelf-Registration Statement

Effective February 2, 2016, we terminated our shelf registration statement on Form S-3 filed with the Securities and Exchange Commission with a proposed aggregate offering price for all securities registered of $1.5 billion. No issuances had been made under this registration statement.

Funding Arrangements with EEP

One of our key strengths is our sponsorship from EEP. On July 29, 2015, the partners of Midcoast Operating approved an amendment to Midcoast Operating’s limited partnership agreement that could enhance our distributable cash flow, demonstrating EEP’s further support of our ongoing cash distribution strategy and growth outlook. The amendment provides a mechanism for us to receive increased quarterly distributions from Midcoast Operating and for EEP to receive reduced quarterly distributions if our declared distribution exceeds our distributable cash, as that term is defined in Midcoast Operating’s limited partnership agreement. Midcoast Operating’s adjustment of EEP’s distribution is limited by EEP’s pro rata share of the Midcoast Operating quarterly cash distribution and a maximum of $0.005 per unit quarterly distribution increase by us. There is no requirement for us to compensate EEP for these adjusted distributions, except for settling our capital accounts with Midcoast Operating in a liquidation scenario. The amendment to the limited partnership agreement and the support it provides to our cash distribution was effective with the quarter ended June 30, 2015, and continues through and including the distribution made for the quarter ending December 31, 2017. In 2015, we did not receive an increased allocation of cash distributions from the Midcoast Operating as distributable cash flow generated during each quarter exceeded the cash distribution amount we declared for payout.

Capital projects at Midcoast Operating are currently funded by us and by EEP based on our proportionate ownership percentages in Midcoast Operating, which are 51.6% and 48.4%, respectively. Under Midcoast Operating’s partnership agreement, we and EEP each have the option to contribute our proportionate share of additional capital to Midcoast Operating if any additional capital contributions are necessary to fund expansion capital expenditures or other growth projects. To the extent that we or EEP elect not to make any such capital contributions, the contributing party will be permitted to make additional capital contributions to Midcoast Operating to the extent necessary to fully fund such expenditures in exchange for additional ownership interests in Midcoast Operating. In 2015, EEP provided approximately $38.9 million to fund its share of enhancement projects.

Under the Intercorporate Services Agreement, we reimburse EEP and its affiliates for the costs and expenses incurred in providing us with such services. EEP has agreed to reduce the amounts payable for general and administrative expenses that otherwise would have been allocable to Midcoast Operating by $25.0 million annually.

Sale of Accounts Receivable

We and certain of our subsidiaries are parties to a receivables purchase arrangement, which we refer to as the Receivables Agreement, with an indirect wholly owned subsidiary of Enbridge. The Receivables Agreement terminates on December 30, 2016. Pursuant to the Receivables Agreement, the Enbridge subsidiary will purchase on a monthly basis, for cash, current accounts receivables and accrued receivables, or the receivables, of participating sellers, consisting of certain of our subsidiaries and certain EEP subsidiaries up to an aggregate monthly maximum of $450.0 million net of receivables that have not been collected.

At December 31, 2015, we sold and derecognized $2,157.6 million of receivables to an indirect wholly-owned subsidiary of Enbridge, and we received cash proceeds of $2,157.0 million. As of December 31, 2015, $147.1 million of the receivables were outstanding and had not been collected on behalf of the Enbridge subsidiary.

For further details regarding the Receivables Agreement, refer to Item 8. Financial Statements and Supplementary Data, under Note 14. Related Party Transactions.

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

We incurred capital expenditures of $267.9 million for the year ended December 31, 2015, including $85.0 million for our NGR acquisition, $41.7 million of maintenance capital activities and $4.2 million of contributions to fund our joint ventures. At December 31, 2015, we had approximately $8.3 million in outstanding purchase commitments attributable to capital projects for the construction of assets that will be recorded as property, plant and equipment in the future.

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

On February 27, 2015, we acquired from New Gulf Resources, LLC, or NGR, its midstream operations in Leon, Madison and Grimes counties, Texas. The acquisition consisted of a natural gas gathering system currently in operation. This acquisition strengthened our position in the Eaglebine play, and will continue to allow us to offer gathering and processing services while leveraging assets on our existing footprint.

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

Forecasted Expenditures

We estimate our capital expenditures based upon our strategic operating and growth plans, which are also dependent upon our ability to produce or otherwise obtain the financing necessary to accomplish our growth objectives. The following table sets forth Midcoast Operating’s estimated maintenance and expansion capital expenditures of $45.0 million for the year ending December 31, 2016. Although we anticipate making these expenditures in 2016, these estimates may change due to factors beyond our control, including weather-related issues, construction timing, changes in supplier prices or poor economic conditions, which may adversely affect our ability to access the capital markets. Additionally, our estimates may also change as a result of decisions made at a later date to revise the scope of a project or undertake a particular capital program or an acquisition of assets.

Total Forecasted Expenditures
(in millions)
Capital Projects
Compression Capital	$10
Well-connect Expansion Capital	20
Expansion Capital	20
Maintenance Capital Expenditures	40
90
Less: Joint Funding from:
EEP(1)	45
$45

(1)	Joint funding is based upon EEP’s current 48.4% ownership of Midcoast Operating.

Distributions

Our partnership agreement requires that we distribute all of our available cash quarterly. This requirement forms the basis of our cash distribution policy and reflects a basic judgment that our unitholders will be better served by distributing our available cash rather than retaining it, because, among other reasons, we believe we will generally finance any expansion capital expenditures from external financing sources. For the year ended December 31, 2015, our annual cash distribution rate was $1.43 per unit. However, other than the requirement in our partnership agreement to distribute all of our available cash each quarter, we have no legal obligation to make quarterly cash distributions in this or any other amount, and our General Partner has considerable discretion to determine the amount of our available cash each quarter. In addition, our General Partner may change our cash distribution policy at any time, subject to the requirement in our partnership agreement to distribute all of our available cash quarterly. Generally, our available cash is our (1) cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and (2) cash on hand resulting from working capital borrowings made after the end of the quarter. Because we are not subject to an entity-level federal income tax, we expect to have more cash to distribute than would be the case if we were subject to federal income tax. If we do not generate sufficient available cash from our operations, we may, but are under no obligation to, borrow funds to pay the minimum quarterly distribution to our unitholders.

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

The subordination period began upon the closing of the Offering and will continue until the first business day following the distribution of available cash in respect of any quarter beginning after December 31, 2016, where each of the following conditions are met:

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

Notwithstanding the foregoing, the subordination period will automatically terminate on the first business day following the distribution of available cash in respect of any quarter beginning with the quarter ended December 31, 2014, where each of the following conditions are met:

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

When the subordination period ends, the outstanding subordinated units will convert into Class B common units, and all Class A common units will no longer be entitled to arrearages. The Class B common units will be convertible at the option of the holder into Class A common units at any time that our General Partner determines, based on the advice of counsel, that the Class B common units to be converted have intrinsic, economic and federal income tax characteristics similar to the Class A common units.

At December 31, 2015, we have not met the test to end the subordination period.

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

The following table provides summarized information about the timing and expected settlement amounts of our outstanding commodity derivative financial instruments based upon the market values at December 31, 2015 for each of the indicated calendar years:

	Notional(1)	2016	2017	2018	2019	2020 & Thereafter	Total(2)(3)
	(in millions)
Swaps:
Natural gas	13,266,817	$—	$0.3	$—	$—	$—	$0.3
NGL	4,611,100	9.9	(1.3)	—	—	—	8.6
Crude Oil	2,008,900	0.7	—	—	—	—	0.7
Options:
Natural gas – puts purchased	1,647,000	2.1	—	—	—	—	2.1
Natural gas – puts written	1,647,000	(2.1)	—	—	—	—	(2.1)
Natural gas – calls written	1,647,000	—	—	—	—	—	—
Natural gas – calls purchased	1,647,000	—	—	—	—	—	—
NGL – puts purchased	4,242,100	54.4	5.8	—	—	—	60.2
NGL – puts written	91,500	(1.5)	—	—	—	—	(1.5)
NGL – calls written	4,242,100	(0.3)	(0.8)	—	—	—	(1.1)
NGL – calls purchased	91,500	—	—	—	—	—	—
Crude Oil – puts purchased	1,352,700	27.7	10.0	—	—	—	37.7
Crude Oil – calls written	1,352,700	—	(0.6)	—	—	—	(0.6)
Forward contracts:
Natural gas	172,133,704	(2.8)	0.1	0.1	0.1	—	(2.5)
NGL	11,656,204	3.1	—	—	—	—	3.1
Crude Oil	588,287	—	—	—	—	—	—
Totals		$91.2	$13.5	$0.1	$0.1	$—	$104.9

(1)	Notional amounts for natural gas are recorded in MMBtu, whereas NGLs and crude oil are recorded in Bbl.
(2)	Fair values exclude credit valuation adjustments of approximately $0.2 million of gains at December 31, 2015.
(3)	Excludes $12.6 million of cash collateral at December 31, 2015.

Summary of Obligations and Commitments

The following table summarizes the principal amount of our obligations and commitments at December 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Purchase commitments(1)	$8.3	$—	$—	$—	$—	$—	$8.3
Operating leases	16.7	15.0	13.9	13.6	13.5	58.2	130.9
Right-of-way	0.5	0.2	0.2	0.2	0.1	0.8	2.0
Product purchase obligations(2)	44.2	15.4	24.8	25.5	26.5	85.9	222.3
Transportation/Service contract obligations(3)	56.1	112.9	125.2	129.2	125.5	338.7	887.6
Fractionation agreement obligations(4)	75.1	74.8	74.8	74.8	75.1	156.1	530.7
Total	$200.9	$218.3	$238.9	$243.3	$240.7	$639.7	$1,781.8

(1)	Represents commitments to purchase materials, primarily pipe from third-party suppliers in connection with our growth projects.
(2)	Represents long-term product purchase obligations with several third-party suppliers to acquire natural gas and NGLs at the approximate market value at the time of delivery.
(3)	Represents the minimum payment amounts for contracts for firm transportation and storage capacity we have reserved on third-party pipelines and storage facilities.
(4)	Represents the minimum payment amounts from contracts for firm fractionation of our NGL supply that we reserve at third party fractionation facilities.

The payments made under our obligations and commitments for the years ended December 31, 2015, 2014 and 2013 were $156.3 million, $1.7 billion and $334.4 million, respectively.

Cash Flow Analysis

The following table summarizes the changes in cash flows by operating, investing and financing for each of the years indicated:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Total cash provided by (used in):
Operating activities	$207.0	$159.1	$420.9
Investing activities	(197.4)	(231.3)	(522.3)
Financing activities	8.4	67.3	106.3
Net increase (decrease) in cash and cash equivalents	18.0	(4.9)	4.9
Cash and cash equivalents at beginning of year	—	4.9	—
Cash and cash equivalents at end of period	$18.0	$—	$4.9

Changes in our working capital accounts are shown in the following table and discussed below:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Changes in operating assets and liabilities, net of acquisitions:
Receivables, trade and other	$2.9	$33.2	$7.9
Due from General Partner and affiliates	12.1	608.6	(633.9)
Accrued receivables	173.5	(47.4)	295.6
Inventory	43.8	(4.9)	(12.2)
Current and long-term other assets	10.1	(23.9)	(14.3)
Due to General Partner and affiliates	29.6	(468.2)	522.8
Accounts payable and other	(11.7)	(21.2)	34.6
Accrued purchases	(231.4)	(90.5)	4.9
Interest payable	0.2	4.7	0.3
Property and other taxes payable	(2.5)	1.1	3.4
Net change in working capital accounts	$26.6	$(8.5)	$209.1

Year ended December 31, 2015 compared with year ended December 31, 2014

Operating Activities

Net cash provided by our operating activities increased $47.9 million for the year ended December 31, 2015 compared with the year ended December 31, 2014, primarily due to increased cash from net income after non-cash adjustments of $12.8 million and increased cash from net changes in operating assets and liabilities of $35.1 million. The increase from net changes in operating assets and liabilities is primarily the result of general timing differences for cash receipts and payments and includes:

•	Net increased cash from accrued receivables and accrued purchases of $80.0 million primarily due to a decline in prices of natural gas and NGLs in 2015, which resulted in net collections of cash earlier in the year;
•	Increased cash from inventory of $48.7 million primarily resulting from an overall reduction of natural gas and NGLs inventories as compared with the prior year; and
•	Decreased cash from net balances due to and due from the General Partner and its affiliates of $98.7 million. At the beginning of 2014, cash management functions from EEP were transferred to us, and large affiliate balances with EEP from the cash management program were largely settled. No such transaction occurred during 2015.

Investing Activities

Net cash used in our investing activities during the year ended December 31, 2015, decreased by $33.9 million, compared with the year ended December 31, 2014, primarily due to:

•	Decreased cash used for additions to property, plant and equipment of $46.6 million, primarily due to the completion of major projects, such as the Beckville Processing Plant;
•	Changes in contributions to fund our joint venture investment and distributions in excess of earnings in the Texas Express NGL system. This resulted in a net decrease of cash used to fund our joint venture investment of $16.7 million, primarily due to higher capital spending on Texas Express in 2014 and higher distributions from Texas Express in 2015 resulting from higher volumes and demand charges; and
•	Increased cash used for acquisition of assets of $43.6 million due to the purchase of NGR’s midstream assets in February 2015, with no such acquisitions during 2014. For further details regarding this acquisition, see Item 8. Financial Statements and Supplementary Data Note 4. Acquisitions.

Financing Activities

Net cash provided by our financing activities decreased $58.9 million for the year ended December 31, 2015, compared with the year ended December 31, 2014, primarily due to:

•	Decreased cash provided by the issuance of debt of $398.1 million in 2014 with no similar activity during 2015;
•	Decreased cash provided by contributions from noncontrolling interest of $102.1 million primarily due to EEP’s decreased ownership in Midcoast Operating;
•	Decreased cash used for payments to EEP for acquiring a portion of its noncontrolling interest in Midcoast Operating in 2014 of $350.0 million with no similar activity in 2015; and
•	Increased cash from net borrowings on our credit facility of $105.0 million.

Year ended December 31, 2014 compared with year ended December 31, 2013

Operating Activities

Net cash provided by our operating activities decreased $261.8 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to (1) a $146.8 million decrease in non-cash adjustments, and (2) a $217.6 million decrease in the change to our working capital accounts offset by increased distributions of $12.2 million from our joint ventures and a $90.4 million increase in net income.

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

Investing Activities

Net cash used in our investing activities during the year ended December 31, 2014, decreased by $291.0 million, compared to the year ended December 31, 2013, primarily due to:

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

SUBSEQUENT EVENTS

Distribution to Partners

On January 28, 2016, the board of directors of Midcoast Holdings, acting in its capacity as the General Partner of MEP, declared a cash distribution payable to our unitholders on February 12, 2016. The distribution was paid to unitholders of record as of February 5, 2016, of our available cash of $16.5 million at December 31, 2015, or $0.3575 per limited partner unit. We paid $7.6 million to our public Class A common unitholders, while $8.9 million in the aggregate was paid to EEP with respect to its Class A common units and subordinated units and Midcoast Holdings, with respect to its general partner interest.

Midcoast Operating Distribution

On January 28, 2016, the general partner of Midcoast Operating declared a cash distribution by Midcoast Operating payable on February 12, 2016 to its partners of record as of February 5, 2016. Midcoast Operating paid $27.6 million to us and $25.9 million to EEP.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Revenues from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB delayed the effective date of the new revenue standard by one year. This accounting update is effective for annual and interim periods beginning on or after December 15, 2017, and may be applied on either a full or modified retrospective basis. We are currently evaluating which transition approach we will apply and the impact that this pronouncement will have on our consolidated financial statements.

Consolidation

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, which addresses concerns about the current accounting for consolidation of certain legal entities. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to certain entities from applying the variable interest entity, or VIE guidance. Among other things, the amended standard revised the consolidation model and certain guidance for limited partnerships, which included elimination of the presumption that a general partner should consolidate a limited partnership and the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. This accounting update is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted, and the new standard may be adopted either retrospectively or using a modified retrospective approach. We do not anticipate that our ultimate consolidation conclusions for non-wholly-owned subsidiaries will change upon adoption of the revised guidance. However, we believe that additional VIE disclosures will be required.

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

For a summary of our significant accounting policies, refer to Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies. We believe our critical accounting policies discussed in the following paragraphs address the more significant judgments and estimates we use in the preparation of our consolidated financial statements. Each of these areas involves complex situations and a high degree of judgment either in the application and interpretation of existing accounting literature or in the development of estimates that affect our consolidated financial statements. Our management has discussed the development and selection of the critical accounting policies and estimates related to the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent liabilities with the Audit, Finance & Risk Committee of Midcoast Holding’s board of directors.

Revenue Recognition and the Estimation of Revenues and Cost of Natural Gas and Natural Gas Liquids

We recognize revenue upon delivery of natural gas and NGLs to customers, when services have been rendered, pricing is determinable and collectability is reasonably assured. For our gathering, processing and transportation and logistics and marketing businesses, we must estimate our current month revenue and cost of natural gas and NGLs to permit the timely preparation of our consolidated financial statements. We generally cannot compile actual billing information nor obtain actual vendor invoices within a timeframe that would permit the recording of this actual data prior to preparation of the consolidated financial statements. As a result, we record an estimate each month for our operating revenues and cost of natural gas and NGLs based on the best available volume and price data for natural gas and NGLs delivered and received, along with an adjustment of the prior month’s estimate to equal the prior month’s actual data. As a result, there is one month of estimated data recorded in our operating revenues and cost of natural gas and NGLs for each period reported. We believe that the assumptions underlying these estimates will not be significantly different from the actual amounts due to the routine nature of these estimates and the consistency of our processes.

Useful Lives of Property, Plant and Equipment

We record property, plant and equipment at its original cost, which we depreciate on a straight-line basis over the lesser of its estimated useful life or the estimated remaining lives of the natural gas production in the basins the assets serve. Our determination of the useful lives of property, plant and equipment requires us to make various assumptions, including the supply of and demand for hydrocarbons in the markets served by our assets, normal wear and tear of the facilities, and the extent and frequency of maintenance programs. We routinely utilize consultants and other experts to assist us in assessing the remaining lives of the crude oil or natural gas production in the basins we serve. Changes in any of our assumptions may alter the rate at which we recognize depreciation in our consolidated financial statements. Uncertainties that impact these assumptions include changes in laws and regulations that limit the estimated economic life of an asset, economic conditions and supply and demand in basins we serve. Based on the results of these assessments we may make modifications to the assumptions we use to determine our depreciation rates.

Assessment of Recoverability of Property, Plant and Equipment and Intangible Assets

We evaluate the recoverability of our property, plant and equipment when events or circumstances such as economic obsolescence, the business climate, legal and other factors indicate we may not recover the carrying amount of the assets. Our intangible assets primarily consist of customer contracts for the purchase and sale of natural gas, natural gas supply opportunities and contributions we have made in aid of construction activities that will benefit our operations, as well as workforce contracts and customer relationships. We continually monitor our businesses, the market and business environments to identify indicators that could suggest an asset may not be recoverable. We evaluate the asset for recoverability by estimating the undiscounted future cash flows expected to be derived from operating the asset as a going concern. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost, contract renewals, and other factors. If the total of the undiscounted future cash flows is less than the carrying amount of the property, plant and equipment or intangible assets, we write the assets down to fair value. We recognize an impairment loss when the carrying amount of the asset exceeds its fair value as determined by quoted market prices in active markets or present value techniques. The determination of the fair value using present value techniques requires us to make projections and assumptions regarding future cash flows and weighted average cost of capital. Any changes we make to these projections and assumptions could result in significant revisions to our evaluation of the recoverability of our property, plant and equipment and the recognition of an impairment loss in our consolidated statements of income.

We believe the assumptions used in evaluating recoverability of our assets are appropriate and result in reasonable estimates of the fair values of our assets. However, the assumptions used are subject to uncertainty, and declines in the future performance or cash flows of our assets, changes in business conditions, such as commodity prices and drilling, or increases to our weighted average cost of capital assumptions due to changes in credit or equity markets may result in the recognition of impairment charges, which could be significant.

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

We record all derivative financial instruments at fair market value in our consolidated statements of financial position, which we adjust on a recurring basis each period for changes in the fair market value, and refer to as marking to market, or mark-to-market. The fair market value of these derivative financial instruments reflects the estimated amounts that we would pay to transfer a liability or receive to sell an asset in an orderly transaction with market participants to terminate or close the contracts at the reporting date, taking into account the current unrealized losses or gains on open contracts. We apply a mid-market pricing convention, which we refer to as the market approach, to value substantially all of our derivative instruments.

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

We employ a hierarchy which prioritizes the inputs we use to measure recurring fair value into three distinct categories based upon whether such inputs are observable in active markets or unobservable. We classify assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our methodology for categorizing assets and liabilities that are measured at fair value pursuant to this hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest level to unobservable inputs.

Commitments and Contingencies

We recognize liabilities for other commitments and contingencies when, after fully analyzing the available information, we determine it is either probable that an asset has been impaired, or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated. When a range of probable loss can be estimated, we accrue the most likely amount, or if no amount is more likely than another, we accrue the minimum of the range of probable loss. We expense legal costs associated with loss contingencies as such costs are incurred. We believe these estimates are reasonable, however actual results could differ and it could result in material adjustments in results of operations between periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

COMMODITY PRICE RISK

Our net income and cash flows are subject to volatility stemming from fluctuations in commodity prices of natural gas, NGLs, condensate and fractionation margins. Fractionation margins represent the relative difference between the price we receive from NGL sales and the corresponding commodity costs of natural gas and natural gas liquids we purchase for processing. Our exposure to commodity price risk exists within our Gathering, Processing and Transportation and Logistics and Marketing segments. We use derivative financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to manage the risks associated with market fluctuations in commodity prices as well as to reduce volatility to our cash flows. Actively traded external market quotes, data from pricing services and published indices are used to value our derivative instruments. Our portfolio of derivative financial instruments is largely comprised of natural gas, NGL and crude oil sales and purchase contracts. Based on our risk management policies, all of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into with the objective of speculating on commodity prices.

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity based swaps and physical contracts at December 31, 2015 and 2014.

	At December 31, 2015						At December 31, 2014
			Wtd. Average Price(2)		Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)	Receive	Pay	Asset	Liability	Asset	Liability
					(in millions)
Portion of contracts maturing in 2016
Swaps
Receive variable/pay fixed	Natural Gas	16,287	$2.52	$3.48	$—	$—	$—	$(0.1)
	NGL	1,482,500	$20.77	$26.39	$0.2	$(8.4)	$—	$—
	Crude Oil	475,950	$40.58	$77.56	$—	$(17.5)	$—	$(8.1)
Receive fixed/pay variable	NGL	1,958,600	$31.91	$22.62	$18.3	$(0.2)	$9.3	$—
	Crude Oil	437,950	$82.70	$40.89	$18.2	$—	$9.1	$—
Receive variable/pay variable	Natural Gas	5,124,000	$2.50	$2.49	$0.1	$(0.1)	$0.5	$(0.3)
Physical Contracts
Receive variable/pay fixed	NGL	180,000	$31.22	$32.31	$—	$(0.2)	$—	$—
	Crude Oil	55,166	$37.69	$40.61	$—	$(0.2)	$—	$—
Receive fixed/pay variable	NGL	838,119	$28.52	$26.54	$1.9	$(0.2)	$—	$—
	Crude Oil	13,316	$36.40	$37.46	$—	$—	$—	$—
Receive variable/pay variable	Natural Gas	165,210,634	$2.30	$2.31	$—	$(2.8)	$0.7	$(0.4)
	NGL	10,638,085	$16.53	$16.37	$4.0	$(2.4)	$—	$—
	Crude Oil	519,805	$37.16	$36.79	$0.7	$(0.5)	$—	$—
Portion of contracts maturing in 2017
Swaps
Receive variable/pay fixed	Natural Gas	76,530	$2.48	$2.97	$—	$—	$—	$—
	NGL	547,500	$17.38	$25.86	$—	$(4.5)	$—	$—
	Crude Oil	547,500	$46.47	$66.72	$—	$(10.9)	$—	$—
Receive fixed/pay variable	NGL	622,500	$21.61	$16.28	$3.3	$(0.1)	$0.7	$—
	Crude Oil	547,500	$66.78	$46.47	$10.9	$—	$0.8	$—
Receive variable/pay variable	Natural Gas	8,050,000	$2.64	$2.60	$0.5	$(0.2)	$—	$—
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$2.81	$2.79	$0.1	$—	$0.2	$(0.1)
Portion of contracts maturing in 2018
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$2.98	$2.95	$0.1	$—	$—	$—
Portion of contracts maturing in 2019
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$3.14	$3.11	$0.1	$—	$—	$—
Portion of contracts maturing in 2020
Physical Contracts
Receive variable/pay variable	Natural Gas	359,640	$3.45	$3.42	$—	$—	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.
(2)	Weighted average prices received and paid are in $/MMBtu for natural gas and $/Bbl for NGL and crude oil.
(3)	The fair value is determined based on quoted market prices at December 31, 2015 and 2014, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment gains of approximately $0.6 million and losses of approximately $0.4 million at December 31, 2015 and 2014, respectively, as well as cash collateral received.

The following table provides summarized information about the fair value of expected cash flows of our outstanding commodity options at December 31, 2015 and 2014.

	At December 31, 2015						At December 31, 2014
	Commodity	Notional(1)	Strike Price(2)	Market Price(2)	Fair Value(3)		Fair Value(3)
					Asset	Liability	Asset	Liability
					(in millions)
Portion of option contracts maturing in 2016
Puts (purchased)	Natural Gas	1,647,000	$3.75	$2.49	$2.1	$—	$1.0	$—
	NGL	2,964,600	$39.29	$21.04	$54.4	$—	$39.3	$—
	Crude Oil	805,200	$75.91	$41.45	$27.7	$—	$14.7	$—
Calls (written)	Natural Gas	1,647,000	$4.98	$2.49	$—	$—	$—	$(0.1)
	NGL	2,964,600	$45.09	$21.04	$—	$(0.3)	$—	$(3.2)
	Crude Oil	805,200	$86.68	$41.45	$—	$—	$—	$(2.7)
Puts (written)	Natural Gas	1,647,000	$3.75	$2.49	$—	$(2.1)	$—	$(1.0)
	NGL	91,500	$39.06	$22.94	$—	$(1.5)	$—	$—
Calls (purchased)	Natural Gas	1,647,000	$4.98	$2.49	$—	$—	$0.1	$—
	NGL	91,500	$46.41	$22.94	$—	$—	$—	$—
Portion of option contracts maturing in 2017
Puts (purchased)	NGL	1,277,500	$25.26	$22.13	$5.8	$—	$1.2	$—
	Crude Oil	547,500	$63.00	$46.47	$10.0	$—	$4.1	$—
Calls (written)	NGL	1,277,500	$29.46	$22.13	$—	$(0.8)	$—	$(0.7)
	Crude Oil	547,500	$71.45	$46.47	$—	$(0.6)	$—	$(3.3)

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.
(2)	Strike and market prices are in $/MMBtu for natural gas and in $/Bbl for NGL and crude oil.
(3)	The fair value is determined based on quoted market prices at December 31, 2015 and 2014, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude any credit valuation adjustment losses of approximately $0.4 million and $0.7 million at December 31, 2015 and 2014, respectively, as well as cash collateral received.

COUNTERPARTY CREDIT RISK

We are subject to the risk of loss resulting from the possibility that the counterparties, of our hedging contracts, may prove unable or unwilling to perform its obligations under the contracts, particularly during periods of weak and volatile economic conditions. The ISDA® agreements and associated credit support, which govern our financial derivative transactions, contain no credit rating downgrade triggers that would accelerate the maturity dates of our outstanding transactions. A change in ratings is not an event of default under these instruments, and the maintenance of a specific minimum credit rating is not a condition to transacting under the ISDA® agreements. In the event of a credit downgrade, additional collateral may be required to be posted under the agreement if we are in a liability position to our counterparty, but the agreement will not automatically terminate and require immediate settlement of all future amounts due.

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

Report of Independent Registered Public Accounting Firm

To the Partners of Midcoast Energy Partners, L.P.:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of income, of comprehensive income, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of Midcoast Energy Partners, L.P. and its subsidiaries (the “Partnership”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Partnership’s 2015 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our audits (which were integrated audits in 2015 and 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 17, 2016

MIDCOAST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2015	2014	2013
	(in millions, except per unit amounts)
Operating revenues:
Operating revenue (Note 16)	$2,769.7	$5,688.2	$5,380.5
Operating revenue – affiliate (Notes 14 and 16)	73.0	206.1	213.1
	2,842.7	5,894.3	5,593.6
Operating expenses:
Cost of natural gas and natural gas liquids (Notes 7 and 16)	2,295.1	5,026.7	4,817.5
Cost of natural gas and natural gas liquids – affiliate (Notes 14 and 16)	77.8	119.2	119.6
Operating and maintenance (Notes 8 and 15)	172.9	219.2	242.2
Operating and maintenance – affiliate (Note 14)	100.2	104.7	108.1
General and administrative	7.2	8.7	—
General and administrative – affiliate (Note 14)	75.4	96.1	98.2
Goodwill impairment (Note 9)	226.5	—	—
Asset impairment (Note 8)	12.3	15.6	—
Depreciation and amortization (Note 8)	157.8	151.4	142.9
	3,125.2	5,741.6	5,528.5
Operating income (loss)	(282.5)	152.7	65.1
Interest expense, net (Notes 12 and 14)	(29.5)	(16.7)	(1.7)
Equity in earnings (losses) of joint ventures (Note 11)	29.2	13.2	(1.0)
Other loss (Note 15)	(0.3)	(0.3)	(0.2)
Income (loss) before income tax expense	(283.1)	148.9	62.2
Income tax expense (Note 17)	(1.4)	(4.6)	(8.3)
Net income (loss)	$(284.5)	$144.3	$53.9
Less: Predecessor income prior to initial public offering (from January 1, 2013 through November 12, 2013)			56.3
Net loss subsequent to initial public offering to Midcoast Energy Partners, L.P. (from November 13, 2013 through December 31, 2013)			(2.4)
Less: Net income (loss) attributable to noncontrolling interest	(120.6)	80.2	(0.6)
Net income (loss) attributable to general and limited partner ownership interest in Midcoast Energy Partners, L.P.	$(163.9)	$64.1	(1.8)
Net income (loss) attributable to limited partner ownership interest	$(160.5)	$62.8	$19.7
Net income (loss) per limited partner unit (basic and diluted) (Note 3)	$(3.55)	$1.39	$0.68
Weighted average limited partner units outstanding	45.2	45.2	29.2
Cash distributions paid per limited partner unit outstanding	$1.40	$1.14	$—

The accompanying notes are an integral part of these consolidated financial statements.

MIDCOAST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Net income (loss)	$(284.5)	$144.3	$53.9
Other comprehensive income (loss), net of tax (Note 16)	(24.3)	30.4	(10.2)
Comprehensive income (loss)	(308.8)	174.7	43.7
Less:
Net income (loss) attributable to noncontrolling interest	(120.6)	80.2	(0.6)
Other comprehensive income (loss) attributable to noncontrolling interest (Note 14)	(11.8)	15.7	(3.3)
Comprehensive income (loss) attributable to general and limited partner ownership interests in Midcoast Energy Partners, L.P.	$(176.4)	$78.8	$47.6

The accompanying notes are an integral part of these consolidated financial statements.

MIDCOAST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Cash provided by operating activities:
Net income (loss)	$(284.5)	$144.3	$53.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (Note 8)	157.8	151.4	142.9
Derivative fair value net losses (gains) (Note 16)	58.3	(158.4)	3.0
Inventory market price adjustments (Note 7)	5.8	11.4	3.4
Asset impairment (Note 8)	12.3	15.6	—
Distributions from investment in joint ventures	29.2	12.2	—
Equity loss (earnings) from investment in joint ventures (Note 11)	(29.2)	(13.2)	1.0
Deferred income taxes (Note 17)	0.1	3.1	7.3
Loss on sale of net assets (Notes 4)	3.2	—	—
Goodwill impairment (Note 9)	226.5	—	—
Other	0.9	1.2	0.3
Changes in operating assets and liabilities, net of acquisitions:
Receivables, trade and other	2.9	33.2	7.9
Due from General Partner and affiliates	12.1	608.6	(633.9)
Accrued receivables	173.5	(47.4)	295.6
Inventory (Note 7)	43.8	(4.9)	(12.2)
Current and long-term other assets (Note 16)	10.1	(23.9)	(14.3)
Due to General Partner and affiliates	29.6	(468.2)	522.8
Accounts payable and other (Notes 6 and 16)	(11.7)	(21.2)	34.6
Accrued purchases (Note 15)	(231.4)	(90.5)	4.9
Interest payable	0.2	4.7	0.3
Property and other taxes payable	(2.5)	1.1	3.4
Net cash provided by operating activities	207.0	159.1	420.9
Cash used in investing activities:
Additions to property, plant and equipment (Notes 8 and 19)	(191.1)	(237.7)	(273.4)
Changes in restricted cash (Note 14)	28.2	18.7	(61.5)
Acquisitions (Note 4)	(43.8)	(0.2)	(0.9)
Proceeds from the sale of net assets	2.5	—	5.0
Investment in joint ventures (Note 11)	(4.2)	(36.7)	(188.6)
Distributions from investment in joint ventures in excess of cumulative earnings	12.0	27.8	—
Other	(1.0)	(3.2)	(2.9)
Net cash used in investing activities	(197.4)	(231.3)	(522.3)
Cash provided by financing activities:
Proceeds from long-term debt, net of discounts (Note 12)	—	398.1	—
Net borrowings under credit facility (Note 12)	130.0	25.0	335.0
Debt origination fees (Note 12)	—	—	(3.0)
Net proceeds from unit issuances (Note 13)	—	—	354.9
Acquisition of noncontrolling interest in subsidiary (Note 13)	—	(350.0)	—
Contributions from Predecessor partner interests (Note 13)	—	—	341.9
Contribution from noncontrolling interest (Note 13)	40.7	142.8	—
Distributions to Predecessor partner interests (Note 13)	—	—	(247.7)
Distributions to partners (Note 13)	(64.6)	(52.7)	—
Distributions to noncontrolling interest (Note 13)	(97.7)	(95.9)	—
Distribution to EEP for net assets contributed (Notes 13 and 14)	—	—	(674.8)
Net cash provided by financing activities	8.4	67.3	106.3
Net increase (decrease) in cash and cash equivalents	18.0	(4.9)	4.9
Cash and cash equivalents at beginning of year	—	4.9	—
Cash and cash equivalents at end of period	$18.0	$—	$4.9

The accompanying notes are an integral part of these consolidated financial statements.

MIDCOAST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2015	2014
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents (Note 6)	$18.0	$—
Restricted cash (Notes 4, 14 and 16)	20.6	42.8
Receivables, trade and other, net of allowance for doubtful accounts of $2.5 million in 2015 and $1.8 million in 2014	13.3	15.6
Due from General Partner and affiliates (Note 14)	47.0	49.7
Accrued receivables	56.1	229.6
Inventory (Note 7)	31.9	81.5
Other current assets (Notes 8 and 16)	118.5	178.1
	305.4	597.3
Property, plant and equipment, net (Note 8)	4,226.3	4,159.7
Goodwill (Note 9)	—	226.5
Intangible assets, net (Note 10)	272.9	247.7
Equity investment in joint ventures (Note 11)	372.3	380.6
Other assets, net (Note 16)	97.0	142.3
Total assets	$5,273.9	$5,754.1
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Due to General Partner and affiliates (Note 14)	$45.7	$41.1
Accounts payable and other (Notes 6, 15 and 16)	92.6	113.8
Accrued purchases	143.8	375.2
Property and other taxes payable (Note 17)	18.4	20.9
Interest payable	5.2	5.0
	305.7	556.0
Long-term debt (Note 12)	890.0	760.0
Other long-term liabilities (Notes 15 and 17)	45.9	41.5
Total liabilities	1,241.6	1,357.5
Commitments and contingencies (Note 15)
Partners’ capital: (Note 13):
Class A common units (22,610,056 authorized and issued at December 31, 2015 and 2014)	522.2	634.2
Subordinated units (22,610,056 authorized and issued at December 31, 2015 and 2014)	1,062.0	1,174.0
General Partner units (922,859 authorized and issued at December 31, 2015 and 2014)	43.3	47.8
Accumulated other comprehensive income (loss) (Note 16)	(0.9)	11.6
Total Midcoast Energy Partners, L.P. partners’ capital	1,626.6	1,867.6
Noncontrolling interest	2,405.7	2,529.0
Total partners’ capital	4,032.3	4,396.6
	$5,273.9	$5,754.1

The accompanying notes are an integral part of these consolidated financial statements.

MIDCOAST ENERGY PARTNERS’ L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	For the year ended December 31,
	2015		2014		2013
	Units	Amount	Units	Amount	Units	Amount
	(in millions, except unit amounts)
Class A common units:
Beginning balance	22,610,056	$634.2	22,610,056	$495.3	—	$—
Allocation of limited partner interests	—	—	—	—	1,335,056	282.4
Proceeds from IPO	—	—	—	—	21,275,000	354.9
Distributions to partners	—	(31.7)	—	(25.8)	—	—
Distributions of proceeds from IPO and credit facility	—	—	—	—	—	(141.1)
Acquisition of noncontrolling interest in subsidiary	—	—	—	133.3	—	—
Net income (loss)	—	(80.3)	—	31.4	—	(0.9)
Ending balance	22,610,056	522.2	22,610,056	634.2	22,610,056	495.3
Subordinated units:
Beginning balance	22,610,056	1,174.0	22,610,056	1,035.1	—	—
Allocation of limited partner interests	—	—	—	—	22,610,056	1,548.8
Distributions to partners	—	(31.7)	—	(25.8)	—	—
Distributions to predecessor partner interests	—	—	—	—	—	(512.8)
Acquisition of noncontrolling interest in subsidiary	—	—	—	133.3	—	—
Net income (loss)	—	(80.3)	—	31.4	—	(0.9)
Ending balance	22,610,056	1,062.0	22,610,056	1,174.0	22,610,056	1,035.1
General Partner:
Beginning balance	922,859	47.8	922,859	42.2	—	—
Allocation of limited partner interests	—	—	—	—	922,859	63.1
Distributions to partners	—	(1.2)	—	(1.1)	—	—
Distributions to predecessor partner interests	—	—	—	—	—	(20.9)
Acquisition of noncontrolling interest in subsidiary	—	—	—	5.4	—	—
Net income (loss)	—	(3.3)	—	1.3	—	—
Ending balance	922,859	43.3	922,859	47.8	922,859	42.2
Predecessor Partner Interest:(1)
Beginning balance		—		—		4,707.1
Net income		—		—		56.3
Contributions		—		—		341.9
Distributions		—		—		(247.7)
Allocation of limited partner interests		—		—		(4,857.6)
Ending balance		—		—		—
Accumulated other comprehensive income:
Beginning balance		11.6		(3.1)		7.1
Changes in fair value of derivative financial instruments reclassified to earnings		(17.0)		1.8		(2.7)
Changes in fair value of derivative financial instruments recognized in other comprehensive income (loss)		4.5		12.9		(7.5)
Ending balance		(0.9)		11.6		(3.1)
Total Midcoast Energy Partners, L.P. partners’ capital at December 31		1,626.6		1,867.6		1,569.5
Noncontrolling interest:
Beginning balance		2,529.0		2,983.2		—
Allocation of limited partner interests		—		—		2,963.0
Capital contributions		106.8		167.8		24.1
Acquisition of noncontrolling interest in subsidiary		—		(622.0)		—
Comprehensive income:
Net income (loss) allocation		(120.6)		80.2		(0.6)
Other comprehensive income (loss), net of tax		(11.8)		15.7		(3.3)
Distributions to noncontrolling interests		(97.7)		(95.9)		—
Ending balance		2,405.7		2,529.0		2,983.2
Total partners’ capital at December 31		$4,032.3		$4,396.6		$4,552.7

(1)	These amounts represent the changes in the capital account for the year ended December 31, 2013 of the former limited partner of Midcoast Operating, our predecessor for accounting purposes. These changes are not to the Partnership’s limited partner interests, and thus, are shown here separately.

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

General

We own and operate a portfolio of assets engaged in the business of gathering, processing and treating natural gas, as well as the transportation of natural gas, NGLs, crude oil and condensate. In addition, we also provide marketing services of natural gas and NGLs to wholesale customers. Our portfolio of natural gas and NGL pipelines, plants and related facilities are geographically concentrated in the Gulf Coast and Mid-Continent regions of the United States, primarily in Texas and Oklahoma. We also own and operate NGL and condensate logistics and marketing assets that primarily support our gathering, processing and transportation business. We hold our assets in a series of limited partnerships and limited liability companies that we wholly-own, either directly or indirectly.

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

1. ORGANIZATION AND NATURE OF OPERATIONS  – (continued)

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

Enbridge Inc.

Enbridge is the indirect parent of EEP’s general partner, and its common shares are publicly traded on the NYSE in the United States and on the TSX in Canada, in each case, under the symbol “ENB.” Enbridge is a leader in energy transportation and distribution in North America, with a focus on crude oil and liquids pipelines, natural gas pipelines, natural gas distribution and renewable energy. At December 31, 2015 and 2014, Enbridge and its consolidated subsidiaries held an effective 22.7% and 18.2% interest in MEP, respectively, through its indirect ownership in Enbridge Management and EEP’s general partner.

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

Our gathering, processing and transportation business primarily consists of our Anadarko system, the East Texas system and the North Texas system, which provide natural gas gathering, processing, transportation and related services predominantly in producing basins in east and north Texas, as well as the Texas Panhandle and western Oklahoma. At December 31, 2015, our gathering, processing and transportation business included five active and five standby natural gas treating plants and 17 active and eight standby natural gas processing plants, excluding plants that are inactive based on current volumes. In addition, our gathering, processing and transportation business includes approximately 10,900 miles of natural gas gathering and transmission lines and approximately 266 miles of NGL gathering and transportation lines.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS  – (continued)

The Texas Express NGL pipeline originates near Skellytown, Texas in the Texas Panhandle and extends approximately 593 miles to NGL fractionation and storage facilities in the Mont Belvieu area on the Texas Gulf Coast. The mainline has an initial capacity of approximately 280,000 Bpd and is expandable to approximately 400,000 Bpd with additional pump stations on the system. There are currently capacity reservations on the mainline that, when fully phased in, will total approximately 250,000 Bpd. In addition, the Texas Express NGL system consists of approximately 116 miles of gathering lines.

Logistics and Marketing

The primary role of our logistics and marketing business is to provide marketing services of natural gas, NGLs and condensate received from our gathering, processing and transportation business, thereby enhancing our competitive position. In addition, our logistics and marketing services provide our customers with the opportunity to receive enhanced economics by providing access to premium markets through the transportation capacity and other assets we control. Our logistics and marketing business purchases and receives NGLs and condensate from pipeline systems and processing plants and sells and delivers them to wholesale customers, such as distributors, refiners, fractionators, utilities, chemical facilities and power plants. Our logistics and marketing business related to natural gas has seen reduced activity as of the third quarter 2015, as the majority of our natural gas is now sold directly to third parties by our gathering, processing and transportation business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. Our preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. We regularly evaluate these estimates utilizing historical experience, consultation with experts and other methods we consider reasonable in the circumstances. Nevertheless, actual results may differ significantly from these estimates. We record the effect of any revisions to these estimates in our consolidated financial statements in the period in which the facts that give rise to the revision become known.

Principles of Consolidation

The consolidated financial statements include our accounts and all accounts on a consolidated basis of: (1) our wholly and majority-owned subsidiaries; and (2) our subsidiaries over which we have control, even if we do not have a majority ownership. We consolidate the accounts of entities over which we have a controlling financial interest through our ownership of the general partner or the majority voting interests of the entity. All significant intercompany accounts and transactions have been eliminated in consolidation. Our 35% ownership interests in Texas Express Pipeline LLC and Texas Express Gathering, L.L.C. are accounted for under the equity method of accounting as a result of our ability to significantly influence the operating activities of these entities, but insufficient ability to control these activities without the participation of a majority of the other members.

Revenue Recognition and the Estimation of Revenues and Cost of Natural Gas and Natural Gas Liquids

We recognize revenue upon delivery of natural gas and NGLs to customers, when services have been rendered, pricing is determinable and collectability is reasonably assured.

Gathering, Processing and Transportation

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

The commodity-based service contracts we have with customers are categorized as follows:

•	Percentage-of-Proceeds Contracts — Under these contracts, we receive a negotiated percentage of the sales proceeds related to natural gas and NGLs we process. The processed products include residue natural gas, NGLs, condensate and sulfur, which we can sell at market prices and retain a percentage of the proceeds as our compensation. This type of arrangement exposes us to commodity price risk, as the revenues from percentage-of-proceeds contracts directly correlate with the market prices of the applicable commodities that we receive.
•	Percentage-of-Liquids Contracts — Under these contracts, we receive a negotiated percentage of the NGLs extracted from natural gas that require processing, which we can then sell at market prices and retain the proceeds as our compensation. This contract structure is similar to percentage-of-proceeds arrangements except that we only receive a percentage of the NGLs produced. Ownership of the residue natural gas remaining after the extraction of NGLs resides with the customer. This type of contract may also require us to provide the customer with a guaranteed NGL recovery percentage regardless of actual NGL production. Since revenues from percentage-of-liquids contracts directly correlate with the market price of NGLs, this type of arrangement also exposes us to commodity price risk.
•	Percentage-of-Index Contracts — Under these contracts, we purchase raw natural gas at a negotiated percentage of an agreed upon index price. We then resell the natural gas, generally for the index price, and keep the difference as our compensation.
•	Keep-Whole Contracts — Under these contracts, we gather or purchase raw natural gas from the customer. We extract and retain the NGLs produced during processing for our own account, which we then sell at market prices. In instances where we purchase raw natural gas at the wellhead, we may also sell the resulting residue natural gas for our own account at market prices. In those instances when we gather and process raw natural gas for the customer’s account, we generally must return to the customer residue natural gas with an energy content equivalent to the original raw natural gas we received, as measured in British thermal units, or Btu. This type of arrangement has the highest commodity price exposure because our costs are dependent on the price of natural gas purchased and our revenues are dependent on the price of NGLs sold. As a result, we benefit from these types of contracts when the value of the NGLs is high relative to the cost of the natural gas and are disadvantaged when the cost of the natural gas is high relative to the value of the NGLs.

Under the terms of each of our commodity-based service contracts, we retain natural gas and NGLs as our compensation for providing these customers with our services. Our forecasted commodity cash flows for 2016 are hedged greater than 90%. Due to this unhedged commodity price exposure, our segment gross margin, representing revenue less cost of natural gas, generally increases when the prices of these commodities are rising and generally decreases when the prices are declining. As a result of entering into these derivative instruments, we have largely fixed the amount of cash that we will pay and receive in the future when we sell the residue gas, NGLs and condensate, even though the market price of these commodities will continue to fluctuate.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Logistics and Marketing

Our logistics and marketing business derives a majority of its segment gross margin from purchasing and receiving NGLs and other products from our gathering, processing and transportation business and from third-party pipeline systems and processing plants and selling and delivering them to wholesale customers, such as distributors, refiners, fractionators, chemical facilities, various third parties and end users. We contract for third-party pipeline capacity under firm and interruptible transportation contracts for which the pipeline capacity depends on volumes of natural gas from our natural gas assets, which provides us with access to several third-party interstate and intrastate pipelines that can be used to improve value for the producers by transporting natural gas to premium markets and NGLs to primary market hubs where they can be sold to major customers for these products. Our logistics and marketing business also uses owned and leased trucks and specialized trailers and railcars to transport products such as NGLs, condensate and other liquid hydrocarbons to market. In some instances, our margin per unit of volume sold can be higher if the commodity being marketed requires specialized handling, treating, stabilization or other services.

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

Estimation of Revenue and Cost of Natural Gas and Natural Gas Liquids

In order to permit the timely preparation of our consolidated financial statements, we must estimate our current month revenue and cost of natural gas and natural gas liquids. We generally cannot compile actual billing information nor obtain actual vendor invoices within a timeframe that would permit the recording of this actual data before our preparation of the consolidated financial statements. As a result, we record an estimate each month for our operating revenues and cost of natural gas and natural gas liquids based on the best available volume and price data for natural gas and natural gas liquids delivered and received, along with an adjustment of the prior month’s estimate to equal the prior month’s actual data. As a result, there is one month of estimated data recorded in our operating revenues and cost of natural gas and natural gas liquids for each of the years ended December 31, 2015, 2014 and 2013. We believe that the assumptions underlying these estimates are not significantly different from the actual amounts due to the routine nature of these estimates and the consistency of our processes.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Operational Balancing Agreements and Natural Gas Imbalances

To facilitate deliveries of natural gas and provide for operational flexibility, we have operational balancing agreements in place with other interconnecting pipelines. These agreements ensure that the volume of natural gas a shipper schedules for transportation between two interconnecting pipelines equals the volume actually delivered. If natural gas moves between pipelines in volumes that are more or less than the volumes the shipper previously scheduled, a natural gas imbalance is created. The imbalances are settled through periodic cash payments or repaid in-kind through the receipt or delivery of natural gas in the future. Natural gas imbalances are recorded as “Accrued receivables” or “Accrued purchases” on our consolidated statements of financial position using the posted index prices, which approximate market rates, or our weighted average cost of natural gas.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

We evaluate the recoverability of our property, plant and equipment when events or circumstances such as economic obsolescence, the business climate, legal and other factors indicate we may not recover the carrying amount of the assets. We continually monitor our businesses, the market and business environments to identify indicators that could suggest an asset may not be recoverable. We evaluate the asset for recoverability by estimating the undiscounted future cash flows expected to be derived from operating the asset as a going concern. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost, contract renewals, and other factors. If the sum of the undiscounted future cash flows exceeds the carrying amount of the asset, we recognize an impairment loss in the amount of the excess carrying amount of the asset over its fair value. Fair value is determined by quoted market prices in active markets or present value techniques. The determination of the fair value using present value techniques requires us to make projections and assumptions regarding future cash flows and weighted average cost of capital. Any changes we make to these projections and assumptions could result in significant revisions to our evaluation of the recoverability of our property, plant and equipment and the recognition of an impairment loss in our consolidated statements of income.

Assessment of Recoverability of Intangible Assets

Our intangible assets primarily consist of natural gas supply opportunities, customer contracts, and other intangible assets that will benefit our operations, such as software and contributions in aid of construction. We amortize these assets on a straight-line basis over the weighted average useful lives of the underlying assets, representing the period over which the assets are expected to contribute directly or indirectly to our future cash flows.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

To qualify for cash flow hedge accounting treatment as set forth in the authoritative accounting guidance, very specific requirements must be met in terms of hedge structure, hedge objective and hedge documentation. Although we retain the ability to designate commodity hedges for cash flow hedge accounting, as of December 31, 2015, we have no remaining commodity hedges designated as cash flow hedges.

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

Non-Qualified Hedges

Many of our commodity derivative financial instruments qualify for hedge accounting treatment as set forth in the authoritative accounting guidance and prior to December 31, 2015 were designated as cash flow hedges. However, we have derivative financial instruments associated with our commodity activities where the hedge structure does not meet the requirements to apply hedge accounting. As a result, these derivative financial instruments do not qualify for hedge accounting and are referred to as non-qualifying. These non-qualifying derivative financial instruments are marked-to-market each period with the change in fair value included in “Cost of natural gas and natural gas liquids” or “Operating revenue” in our consolidated statements of income. These mark-to-market adjustments produce a degree of earnings volatility that can often be significant from period to period, but have no cash flow impact relative to changes in market prices. Cash flow is only impacted to the extent the actual derivative contract is settled by making or receiving a payment to or from the counterparty or by making or receiving a payment for entering into a contract that exactly offsets the original derivative contract. Typically, we settle our derivative contracts when the physical transaction that underlies the derivative financial instrument occurs. Although we retain the ability to designate commodity hedges for cash flow accounting, as of December 31, 2015, we have no remaining commodity hedges that are designated. As such, all commodity hedges are marked-to-market with the changes in fair value recorded in earnings each period.

The following transaction types do not receive hedge accounting and contribute to volatility in our earnings and in our cash flows upon settlement:

Commodity Price Exposures:

•	Transportation — In our logistics and marketing business, when we transport natural gas from one location to another, the pricing index used for natural gas sales is usually different from the pricing index used for natural gas purchases, which exposes us to market price risk relative to changes in those two indices. By entering into a basis swap, where we exchange one pricing index for another, we can effectively lock in the margin, representing the difference between the sales price and the purchase price,

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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
•	Storage — In our logistics and marketing business, we use derivative financial instruments (i.e., natural gas, crude oil and NGL swaps) to hedge the relative difference between the injection price paid to purchase and store natural gas, crude oil and NGLs and the withdrawal price at which these commodities are sold from storage. The intent of these derivative financial instruments is to lock in the margin, representing the difference between the price paid for the natural gas, crude oil and NGLs injected and the price received upon withdrawal of these commodities from storage in a future period. We do not pursue cash flow hedge accounting treatment for these storage transactions since the underlying forecasted injection or withdrawal of these commodities may not occur in the period as originally forecast. This can occur because we have the flexibility to make changes in the underlying injection or withdrawal schedule, based on changes in market conditions. In addition, since the physical commodities are recorded at the lower of cost or market, timing differences can result when the derivative financial instrument is settled in a period that is different from the period the physical commodity is sold from storage. As a result, derivative financial instruments associated with our storage activities can increase volatility in our earnings due to fluctuations in commodity prices until the underlying transactions are settled or offset. After the third quarter of 2015, we no longer have storage hedges associated with natural gas.
•	Optional Natural Gas Processing Volumes — In our gathering, processing and transportation business, we use derivative financial instruments to hedge the volumes of NGLs produced from our natural gas processing facilities. Some of our natural gas contracts allow us the choice of processing natural gas when it is economical and to cease doing so when processing becomes uneconomic. We have entered into derivative financial instruments to fix the sales price of a portion of the NGLs that we produce at our discretion and to fix the associated purchase price of natural gas required for processing. We typically designate derivative financial instruments associated with NGLs we produce per contractual processing requirements as cash flow hedges when the processing of natural gas is probable of occurrence. However, we are precluded from designating the derivative financial instruments as qualifying hedges of the respective commodity price risk when the discretionary processing volumes are subject to change. As a result, our operating income is subject to increased volatility due to fluctuations in NGL prices until the underlying transactions are settled or offset.
•	NGL and Crude Oil Forward Contracts — In our logistics and marketing business, we use forward contracts to fix the price of NGLs and crude oil we purchase and sell to meet the demands of our customers that sell and purchase NGLs and crude oil. A subgroup of physical NGL and crude oil contracts qualify for the normal purchases and normal sales, or NPNS, scope exception. All other forward contracts are being marked-to-market each period with the changes in fair value recorded in earnings. As a result, our operating income is subject to additional volatility associated with fluctuations in NGL and crude oil prices until the forward contracts are settled.
•	Natural Gas Forward Contracts — In our logistics and marketing business, we use forward contracts to sell natural gas to our customers. A subgroup of our physical natural gas contracts qualify for the NPNS, scope exception. All other contracts are being marked-to-market each period with the changes in fair value recorded in earnings. As a result, our operating income is subject to additional volatility associated with the changes in fair value of these contracts. After the third quarter of 2015, there were no material natural gas forward contracts remaining.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

•	Condensate, Natural Gas and NGL Options — In our gathering, processing and transportation business, we use options to hedge the forecasted commodity exposure of our condensate, NGLs and natural gas. Although options can qualify for hedge accounting treatment, pursuant to the authoritative accounting guidance, we have elected non-qualifying treatment. As such, our option premiums are expensed as incurred. These derivatives are being marked-to-market, with the changes in fair value recorded to earnings each period. As a result, our operating income is subject to volatility due to movements in the prices of condensate, NGLs and natural gas until the underlying transactions is settled.

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

We employ a hierarchy which prioritizes the inputs we use to measure recurring fair value into three distinct categories based upon whether such inputs are observable in active markets or unobservable. We classify assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our methodology for categorizing assets and liabilities that are measured at fair value pursuant to this hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest level to unobservable inputs as outlined below:

•	Level 1 — We include in this category the fair value of assets and liabilities that we measure based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The fair value of our assets and liabilities included in this category consists primarily of exchange-traded derivative instruments.
•	Level 2 — We include in this category the fair value of assets and liabilities that we measure with either directly or indirectly observable inputs as of the measurement date, where pricing inputs are other than quoted prices in active markets for the identical instrument. This category includes both over-the-counter, or OTC, transactions valued using exchange traded pricing information in addition to assets and liabilities that we value using either models or other valuation methodologies derived from observable market data. These models are primarily industry-standard models that consider various inputs including: (a) quoted prices for assets and liabilities; (b) time value; (c) volatility factors; and (d) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the assets and liabilities, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

•	Level 3 — We include in this category the fair value of assets and liabilities that we measure based on prices or valuation techniques that require inputs which are both significant to the fair value measurement and less observable from objective sources (i.e., values supported by lesser volumes of market activity). We may also use these inputs with internally developed methodologies that result in our best estimate of the fair value. Level 3 assets and liabilities primarily include derivative instruments for which we do not have sufficient corroborating market evidence, such as binding broker quotes, to support classifying the asset or liability as Level 2. Additionally, Level 3 valuations may utilize modeled pricing inputs to derive forward valuations, which may include some or all of the following inputs: non-binding broker quotes, time value, volatility, correlation and extrapolation methods.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER INTEREST  – (continued)

We determined basic and diluted net income (loss) per limited partner unit as follows:

	For the year ended December 31,
	2015	2014	2013(1)
	(in millions, except per unit amounts)
Net income (loss)	$(284.5)	$144.3	$53.9
Less: Net income (loss) attributable to noncontrolling interest	(120.6)	80.2	33.7
Net income (loss) attributable to general and limited partner interests in Midcoast Energy Partners, L.P.	(163.9)	64.1	20.2
Less distributions:
Total distributed earnings to our General Partner	1.2	1.2	0.8
Total distributed earnings to our limited partners	64.1	59.6	36.5
Total distributed earnings	65.3	60.8	37.3
Underdistributed (Overdistributed) earnings	$(229.2)	$3.3	$(17.1)
Weighted average limited partner units outstanding	45.2	45.2	29.2
Basic and diluted earnings per unit:
Distributed earnings per limited partner unit(2)	$1.42	$1.32	$1.25
Underdistributed (Overdistributed) earnings per limited partner unit(3)	(4.97)	0.07	(0.57)
Net income (loss) per limited partner unit (basic and diluted)	$(3.55)	$1.39	$0.68

(1)	Represents calculation retrospectively reflecting the affiliate capitalization of MEP consisting of 4.1 million MEP Class A common units, 22.6 million MEP subordinated units and MEP general partner interest upon the transfer of a controlling ownership, including limited partner and general partner interest, in Midcoast Operating. The noncontrolling interest reflects the 61% that was retained by EEP.
(2)	Represents the total distributed earnings to limited partners divided by the weighted average number of limited partner interests outstanding for the period.
(3)	Represents the limited partners’ share (98%) of distributions in excess of earnings divided by the weighted average number of limited partner interests outstanding for the period and under distributed earnings allocated to the limited partners based on the distribution waterfall that is outlined in our partnership agreement.

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

We acquired the midstream business of NGR for $85.0 million in cash and a contingent future payment of up to $17.0 million. Of the $85.0 million purchase price, $20.0 million was placed into escrow, pending the resolution of a legal matter and NGR’s completion of additional wells connecting to our system. Since the acquisition date, we have released $8.0 million from escrow and paid it to NGR. Of the remaining $12.0 million in escrow, $6.0 million and $6.0 million have been classified as “Restricted cash” and “Other assets, net”, respectively, in our consolidated statements of financial position as of December 31, 2015.

If NGR is able to deliver volumes into the system at certain tiered volume levels over a five-year period, we will be obligated to make future tiered payments up to $17.0 million. This could result in a maximum total purchase price of $102.0 million. The potential payment is considered contingent consideration. At the acquisition date, the fair value of this contingent consideration, using a probability-weighted discounted cash flow model was $2.3 million. The contingent consideration is remeasured on a fair value basis each quarter until the performance

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS AND DISPOSITIONS  – (continued)

bonus is paid or expires. At December 31, 2015, contingent consideration of $2.5 million, which includes $0.2 million in accretion, is included in “Other long-term liabilities” in our consolidated statement of financial position.

Funding for the acquisition was provided by us and EEP, based on our proportionate ownership percentages in Midcoast Operating, at the time of acquisition, which was 51.6% and 48.4%, respectively. EEP paid its portion of the funding directly to NGR. Our consolidated statements of cash flows does not reflect the amount paid directly to NGR by EEP.

As of December 31, 2015, the consideration paid and the purchase price allocation related to the NGR acquisition, as adjusted to date, are as follows:

December 31, 2015
(in millions)
Consideration:
Cash consideration	$85.0
Contingent consideration	2.3
$87.3
Identifiable assets acquired in business combination:
Property, plant and equipment	$55.1
Intangible assets	32.2
$87.3

The weighted-average amortization period of intangible assets related to the NGR acquisition is 15 years. Our consolidated operating revenue and net income included $3.5 million and $0.2 million, respectively, from NGR for the year ended December 31, 2015.

Since the effective date of the NGR midstream business acquisition was February 27, 2015, our consolidated statements of income do not include earnings from this business prior to that date. The following table presents selected unaudited pro forma earnings information for the years ended December 31, 2015 and 2014 as if the acquisition had been completed on January 1, 2014. This pro forma information was prepared using historical financial data for the NGR midstream business and reflects certain estimates and assumptions made by our management based on currently available information. Our unaudited pro forma financial information is not necessarily indicative of what our consolidated financial results would have been for the years ended December 31, 2015 and 2014 had we acquired the NGR midstream business on January 1, 2014.

	For the year ended December 31,
	2015	2014
	(in millions, except per unit amounts)
Pro forma earnings data:
Operating revenue	$2,842.8	$5,895.2
Operating expenses	$3,125.6	$5,743.7
Operating income (loss)	$(282.8)	$151.5
Net income (loss)	$(284.8)	$143.1
Net income (loss) attributable to noncontrolling interest	$(120.7)	$79.6
Net income (loss) attributable to general and limited partner ownership interest in Midcoast Energy Partners, L.P.	$(164.1)	$63.5
Net income (loss) attributable to limited partner ownership interest	$(160.7)	$62.4
Basic and diluted earnings per unit:
As reported net income (loss) per limited partner unit (basic and diluted)	$(3.55)	$1.39
Pro forma net income (loss) per limited partner unit (basic and diluted)	$(3.55)	$1.38

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS AND DISPOSITIONS  – (continued)

Dispositions

On September 1, 2015, two wholly-owned subsidiaries of Midcoast Operating in the Logistics and Marketing segment sold certain natural gas inventories and assigned certain storage agreements, transportation contracts and other arrangements to a third-party buyer. Midcoast Operating subsidiaries now sell their natural gas products directly to third parties, instead of through the Logistics and Marketing segment.

We received net proceeds of $4.3 million and recognized a loss of $9.3 million included in our “Segment gross margin,” which includes losses to transfer certain fixed-demand storage and transportation obligations to the buyer. The proceeds included a prepayment of $4.2 million, which represents compensation for us to deliver natural gas to the buyer over the next 11 months. This amount has been deferred in “Accounts payable and other” on our consolidated statement of financial position, and will be recognized in operating revenue over the term of the contract. In addition, we recognized $1.3 million in severance costs associated with the transaction, which is included in “Operating and maintenance” expense on our consolidated statement of income.

5. EQUITY-BASED COMPENSATION

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

The following table presents PSU activity for the period indicated:

	Performance Stock Units	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value (in millions)
January 1, 2015	—
Units granted	340,900
Units matured	—
Units forfeited	(2,898)
Distribution reinvested	38,518
December 31, 2015	376,520	2.0	$3.7

The PSUs are paid in cash and therefore classified as a liability award. The liability is re-measured at fair value on each reporting date until the award is settled, with the offset for the change in fair value being recorded as compensation expense based on the percentage of the requisite service that has been rendered at the reporting date.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. EQUITY-BASED COMPENSATION  – (continued)

During the vesting term, compensation expense is determined based on the number of PSUs outstanding, the current market price of our Class A common units, dividends reinvested, and performance multipliers. The LTIP agreement and the individual award agreements are between our General Partner and the participants in the LTIP agreement. The associated compensation costs and liability are recorded in our consolidated financial statements based on the approved allocation methodology as some of the recipients of our PSUs provide shared services to us, EEP and other Enbridge entities. Similar to other employee compensation costs, Enbridge Employee Services Incorporated, or EESI, will make the PSU payments to the LTIP participants on behalf of us, EEP and other Enbridge entities who will then reimburse EESI for their respective obligation via an affiliate payable for the disbursements made to the participants.

To calculate the compensation expense for the year ended December 31, 2015, a performance multiplier of one, based on estimates as of December 31, 2015, was used for the 2015 PSUs. For the year ended December 31, 2015, compensation expense recorded for the PSUs was $1.2 million, of which our allocated share of the cost is currently estimated to be $0.4 million. As of December 31, 2015, the unrecognized compensation expense related to non-vested units granted was $3.4 million, of which our allocated share is estimated to be approximately $1.2 million, and is expected to be fully recognized over a weighted-average period of approximately two years.

6. CASH AND CASH EQUIVALENTS

We extinguish liabilities when a creditor has relieved us of our obligation, which occurs when our financial institution honors a check that the creditor has presented for payment. Accordingly, obligations for which we have made payments that have not yet been presented to the financial institution, totaling approximately $4.2 million and $6.6 million at December 31, 2015 and 2014, respectively, are included in “Accounts payable and other” on our consolidated statements of financial position.

7. INVENTORY

Our inventory is comprised of the following:

	December 31,
	2015	2014
	(in millions)
Materials and supplies	$0.6	$0.7
Crude oil inventory	—	2.0
Natural gas and NGL inventory	31.3	78.8
	$31.9	$81.5

The “Cost of natural gas and natural gas liquids” on our consolidated statements of income includes charges totaling $5.8 million, $11.4 million and $3.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, that we recorded to reduce the cost basis of our inventory of natural gas and NGLs, to reflect the current market value.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment is comprised of the following:

	Depreciation Rates	December 31,
		2015	2014
		(in millions)
Land	–	$14.2	$11.1
Rights-of-way	2.08% – 7.14%	460.3	405.0
Pipelines	1.89% – 6.7%	1,864.4	1,785.7
Pumping equipment, buildings and tanks	1.48% – 6.67%	88.4	82.1
Compressors, meters and other operating equipment	1.8% – 20.0%	2,147.6	2,074.8
Vehicles, office furniture and equipment	2.19% – 33.33%	137.1	163.8
Processing and treating plants	2.21% – 4.0%	627.8	516.0
Construction in progress		57.1	218.7
Total property, plant and equipment		5,396.9	5,257.2
Accumulated depreciation		(1,170.6)	(1,097.5)
Property, plant and equipment, net		$4,226.3	$4,159.7

On July 31, 2015, we sold our non-core Tinsley crude oil pipeline, storage facilities, and docks in our Logistics and Marketing segment and our non-core Louisiana propylene pipeline in our Gathering, Processing and Transportation segment. The sales price was $1.3 million, and the assets had a combined carrying amount of $4.5 million at the date of sale. The loss on disposal of $3.2 million for the year ended December 31, 2015, is included in “Operating and maintenance” expense on our consolidated statement of income. In addition, for the years ended December 31, 2015 and 2014, we recorded $12.3 million and $15.6 million, respectively, in non-cash impairment charges on these assets, which are included in “Asset impairment” on our consolidated statements of income.

The following is a reconciliation of the beginning and ending aggregate carrying amount of our ARO liabilities for each of the years ended December 31, 2015 and 2014:

	2015	2014
	(in millions)
Balance at beginning of period	$3.0	$2.8
Accretion expense	0.2	0.2
Balance at end of period	$3.2	$3.0

We do not have any assets that are legally restricted for purposes of settling our ARO liabilities at December 31, 2015 and 2014. In our consolidated statements of income for each of the years ended December 31, 2015, 2014 and 2013, we recorded accretion expense of $0.2 million for ARO liabilities.

9. GOODWILL

Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. Our goodwill originated from acquisitions by EEP that are fully associated with our gathering, processing and transportation and logistics and marketing businesses. As of December 31, 2015, there was no remaining carrying amount of goodwill. As of December 31, 2014, the carrying amount of goodwill was $226.5 million, consisting of $206.1 million and $20.4 million related to our gathering, processing and transportation and marketing reporting units, respectively.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. GOODWILL  – (continued)

During the second quarter of 2015, we performed the first step of our goodwill impairment analysis and determined that the carrying value of the gathering, processing and transportation and marketing reporting units exceeded fair value. We completed the second step of the goodwill impairment analysis, comparing the implied fair value of the reporting units to the carrying amounts of goodwill, and determined that goodwill was completely impaired in the amounts of $206.1 million and $20.4 million for the Gathering, Processing and Transportation and Logistics and Marketing segments, respectively. The total impairment charge of $226.5 million is presented as “Goodwill impairment” on our consolidated statement of income for the year ended December 31, 2015. We did not record any goodwill impairments during the years ended December 31, 2014 and 2013.

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

10. INTANGIBLE ASSETS

The following table provides the estimated useful life, gross carrying value, accumulated amortization and net carrying value for each of our major classes of intangible assets:

	Estimated Useful Life	December 31, 2015			December 31, 2014
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Natural gas supply opportunities	15 – 30 years	$324.1	$(81.9)	$242.2	$291.0	$(69.7)	$221.3
Other intangible assets	3 – 25 years	91.8	(61.1)	30.7	39.7	(13.3)	26.4
Total intangible assets		$415.9	$(143.0)	$272.9	$330.7	$(83.0)	$247.7

Intangible assets primarily include natural gas supply opportunities, which are derived from growth opportunities present in the Barnett Shale producing zone of North Texas and the Granite Wash reservoir of the Anadarko basin in western Oklahoma and the Texas Panhandle. These natural gas supply opportunities primarily consist of dedicated acreage, whereby any prospective producers commencing drilling in areas served by our assets would be required to connect to our systems. Natural gas supply opportunities also include dedicated acreage and long-term annual volume commitments with NGR as a result of our acquisition of its midstream operations on February 27, 2015. The related intangible assets were valued at $32.2 million at the time of the acquisition. For further details regarding the NGR acquisition, refer to Note 4. Acquisitions.

Other intangible assets include software, customer contracts and contributions in aid of construction, or CIACs. These other intangible assets have estimated useful lives that range as short as three years for software to as long as 25 years for CIACs.

For the years ended December 31, 2015, 2014 and 2013, our amortization expense related to intangible assets totaled $22.0 million, $15.3 million and $14.1 million, respectively. The following table presents our forecast of amortization expense associated with existing intangible assets for the years indicated as follows in millions:

2016	2017	2018	2019	2020
$21.9	$16.5	$13.9	$13.9	$13.8

11. EQUITY INVESTMENT IN JOINT VENTURES

We have a 35% aggregate interest in the Texas Express NGL system, which is comprised of two joint ventures with third parties. The Texas Express NGL system consists of a 593-mile NGL intrastate transportation pipeline and a related NGL gathering system that were placed into service in the fourth quarter of 2013. Our investment in the Texas Express NGL system is presented in “Equity investment in joint ventures” on our consolidated statements of financial position. “Equity in earnings of joint ventures” on our consolidated statements of income represents our

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. EQUITY INVESTMENT IN JOINT VENTURES  – (continued)

earnings related to these joint ventures. The following tables present summarized balance sheet information as of December 31, 2015 and 2014 and summarized income statement information for the years ended December 31, 2015, 2014 and 2013, for the Texas Express NGL system on a combined, 100% basis.

	December 31,
	2015	2014
	(in millions)
Current assets	$24.1	$29.4
Non-current assets	$1,011.3	$1,035.0
Current liabilities	$21.5	$29.8
Non-current liabilities	$1.5	$0.9
Total equity	$1,012.4	$1,033.7

	December 31,
	2015	2014	2013
	(in millions)
Operating revenues	$130.4	$78.7	$5.1
Operating expenses	$45.1	$40.7	$9.2
Net income (loss)	$85.0	$37.9	$(4.1)

We have included in this filing on Form 10-K audited financial statements as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013 of Texas Express Pipeline LLC.

12. DEBT

The following table presents the carrying amounts, net of related unamortized discounts, of our consolidated debt obligations.

	Interest Rate	December 31,
		2015	2014
		(in millions)
Credit Agreement due 2016 – 2018	3.711%	$490.0	$360.0
Series A Senior Notes due September 2019	3.560%	75.0	75.0
Series B Senior Notes due September 2021	4.040%	175.0	175.0
Series C Senior Notes due September 2024	4.420%	150.0	150.0
Total		$890.0	$760.0

Our interest cost for the years ended December 31, 2015, 2014, and 2013, is comprised of the following:

	December 31,
	2015	2014	2013(1)
	(in millions)
Interest cost incurred	$31.1	$17.8	$20.2
Less: Interest capitalized	1.6	1.1	18.5
Interest expense, net	$29.5	$16.7	$1.7

(1)	Prior to the Offering, the interest cost we recognized was an allocation of EEP’s cost. EEP incurred borrowing cost on behalf of our Predecessor, for which we reimbursed EEP and then recognized to the extent we were able to capitalize such costs to our construction related projects. The interest cost we incurred was directly offset by the amount of interest we capitalized on outstanding construction projects. In connection with the closing of the Offering, the Partnership, Midcoast Operating, and their material domestic subsidiaries, entered into the Credit Agreement to establish their own committed senior revolving credit facility.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. DEBT  – (continued)

Debt Arrangements

Credit Agreement

On November 13, 2013, we, Midcoast Operating, and our material domestic subsidiaries, entered into the Credit Agreement, by and among us, as co-borrower and a guarantor, Midcoast Operating, as co-borrower and a guarantor, and our material subsidiaries party thereto as guarantors.

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

On September 3, 2015 we amended our Credit Agreement and decreased the aggregate commitments to $810.0 million. The original term of the Credit Agreement was three years, with an initial maturity date of November 13, 2016, subject to four one-year requests for extensions. On September 3, 2015, we further amended our Credit Agreement to extend the maturity date from September 30, 2017 to September 30, 2018; however, $140.0 million of commitments will expire on the original maturity date of November 13, 2016, and an additional $25.0 million of commitments will expire on September 30, 2017.

In connection with an amendment to our Credit Agreement in 2014, we entered into an amended and restated subordination agreement by and among us, Midcoast Operating, the other parties from time to time party thereto and EEP in favor of Bank of America, N.A., as administrative agent, and for the benefit of the administrative agent and the lenders party to the Credit Agreement, to accommodate the subordination agreement entered into in connection with the Purchase Agreement, described below under “Senior Notes.”

Loans under the Credit Agreement accrue interest at a per annum rate by reference, at our election, to the Eurodollar rate, which is equal to the London Interbank Offered Rate, or LIBOR, or a comparable or successor rate reasonably approved by the Administrative Agent, or base rate, in each case, plus an applicable margin. The applicable margin on Eurodollar (LIBOR) rate loans ranges from 1.75% to 2.75% and the applicable margin on base rate loans ranges from 0.75% to 1.75%, in each case determined based upon our total leverage ratio (as defined below) at the applicable time. At December 31, 2015, we had $490.0 million in outstanding borrowings under the Credit Agreement at a weighted average interest rate of 3.71%. Under the Credit Agreement, we had net borrowings of approximately $130.0 million during the year ended December 31, 2015, which includes gross borrowings of $6.1 billion and gross repayments of $6.0 billion.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. DEBT  – (continued)

transactions with affiliates and enter into agreements that restrict their ability to perform certain obligations under the Credit Agreement or to make payments to a borrower or any of their material subsidiaries.

Our Credit Agreement also requires compliance with two financial covenants. We are not permitted to allow our ratio of consolidated funded debt to pro forma EBITDA (the total leverage ratio), as of the end of any applicable four-quarter period, to exceed 5.00 to 1.00, or 5.50 to 1.00 during acquisition periods. We must also maintain (on a consolidated basis), as of the end of each applicable four-quarter period, a ratio of pro forma EBITDA to consolidated interest expense for such four-quarter period then ended of at least 2.50 to 1.00. At December 31, 2015, we were in compliance with the terms of our financial covenants in the Credit Agreement.

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

Senior Notes

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

The Notes were issued pursuant to a Note Purchase Agreement, or the Purchase Agreement, between us and the purchasers named therein. The Notes and all other obligations under the Purchase Agreement are unconditionally guaranteed by each of our domestic material subsidiaries pursuant to a guaranty agreement. Upon certain trigger events, we and the guarantors will grant liens in our assets (subject to certain excluded assets) to secure the obligations under the Notes. There are currently no liens associated with the Notes. The lien triggers becomes inoperable if we obtain an investment grade rating from either Moody’s or S&P.

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

The Purchase Agreement also requires compliance with two financial covenants. We must not permit the ratio of consolidated funded debt to pro forma EBITDA (the total leverage ratio), as of the end of any applicable four quarter period, to exceed 5.00 to 1.00, or 5.50 to 1.00 during acquisition periods. We also must maintain, on a consolidated basis, as of the end of each applicable four-quarter period, a ratio of pro forma EBITDA to consolidated interest expense for such four quarter period then ended of at least 2.50 to 1.00. At December 31, 2015, we were in compliance with the terms of our financial covenants under the Purchase Agreement.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. DEBT  – (continued)

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

In connection with our entry into the Purchase Agreement, we, along with EEP and the guarantors, entered into a subordination agreement pursuant to which EEP agreed to subordinate its right to payment on obligations owed by Midcoast Operating under the Financial Support Agreement entered into by and between EEP and Midcoast Operating on November 13, 2013, and liens, if secured, to the rights of the holders under the Purchase Agreement, subject to the terms and conditions of the subordination agreement in favor and for the benefit of the holders of the Notes.

Financial Support Agreement

On November 13, 2013, Midcoast Operating entered into a Financial Support Agreement, between Midcoast Operating and EEP, pursuant to which EEP will provide letters of credit and guarantees, not to exceed $700.0 million in the aggregate at any time outstanding, in support of Midcoast Operating’s and its wholly-owned subsidiaries’ financial obligations under derivative agreements and natural gas and NGL purchase agreements to which Midcoast Operating, or one or more of its wholly-owned subsidiaries, is a party. At December 31, 2015, EEP provided $7.5 million of letters of credit outstanding and $21.7 million in guarantees. Under the Financial Support Agreement, EEP’s support of Midcoast Operating’s and its wholly-owned subsidiaries’ obligations will terminate on the earlier to occur of: (1) the fourth anniversary of the closing of the Offering and (2) the date on which EEP owns, directly or indirectly (other than through its ownership interests in the Partnership), less than 20% of the total outstanding limited partner interest in Midcoast Operating.

The annual costs that Midcoast Operating will incur under the Financial Support Agreement are based on the cumulative average amount of letters of credit and guarantees that EEP will provide on Midcoast Operating’s and its wholly-owned subsidiaries’ behalf multiplied by a 2.5% annual fee. Based on our ownership interest in Midcoast Operating, we incurred $0.6 million and $2.9 million of these annual costs for the years ended December 31, 2015 and 2014, respectively, which is included in “Operating and maintenance-affiliate” on our consolidated statements of income.

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

Available Credit

At December 31, 2015, we have approximately $320.0 million of unused commitments under the terms of our Credit Agreement, determined as follows:

(in millions)
Total credit limit under Credit Agreement	$810.0
Amounts outstanding under Credit Agreement	(490.0)
Total amount available at December 31, 2015	$320.0

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. DEBT  – (continued)

Maturities of Third Party Debt

The scheduled maturities of outstanding third-party debt, excluding any discounts at December 31, 2015, are summarized as follows in millions:

2016	$—
2017	—
2018	490.0
2019	75.0
2020
Thereafter	325.0
Total	$890.0

Fair Value of Debt Obligations

The carrying amounts of our outstanding borrowings under the Credit Agreement approximate the fair values at December 31, 2015 and 2014, respectively, due to the short-term nature and frequent repricing of the amounts outstanding under these obligations. The outstanding borrowings under the Credit Agreement are included with our long-term debt obligations since we have the ability and the intent to refinance the amounts outstanding on a long-term basis.

The approximate fair value of our fixed-rate debt obligations was $364.0 million at December 31, 2015. We determined the approximate fair values using a standard methodology that incorporates pricing points that are obtained from independent, third-party investment dealers who actively make markets in our debt securities. We use these pricing points to calculate the present value of the principal obligation to be repaid at maturity and all future interest payment obligations for any debt outstanding. The fair value of our long-term debt obligations is categorized as Level 2 within the fair value hierarchy.

13. PARTNERS’ CAPITAL

As of December 31, 2015 and 2014, our capital accounts consist of general partner interests held by Midcoast Holdings, which is a wholly-owned subsidiary of EEP, and limited partner interests held by EEP and the public. At December 31, 2015 and 2014, our equity interests were distributed as follows:

	December 31,
	2015	2014
Limited Partner interest held by EEP	52%	52%
Limited Partner interest held by the Public	46%	46%
General Partner interest	2%	2%
	100%	100%

Subordinated Units

EEP through its ownership of our General Partner owns all of our subordinated units. For any quarter during the subordination period, holders of the subordinated units will not be entitled to receive any distribution until holders of Class A common units have received the minimum quarterly distribution for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters during the subordination period. Subordinated units will not accrue arrearages and holders of Class A common units will receive a special allocation of gross income for each taxable year during which subordinated units are outstanding that would otherwise be allocable to holders of subordinated units.

When the subordination period ends, the outstanding subordinated units will convert into a new class of common units, which we refer to as Class B common units, on a one-for-one basis, and all Class A common units will no longer be entitled to arrearages. The subordination period began on the closing date of the Offering and extends until the first business day following the date that we have earned and paid distributions of at least

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. PARTNERS’ CAPITAL  – (continued)

(1) $1.25 (the annualized minimum quarterly distribution) on each of the outstanding common units, subordinated units and general partner units for each of three consecutive, non-overlapping four quarter periods ending on or after December 31, 2016, or (2) $1.875 (150% of the annualized minimum quarterly distribution) on each of the outstanding common units, subordinated units and general partner units and the related distributions on the incentive distribution rights for any four-quarter period ending on or after December 31, 2014, in each case provided there are no arrearages in payment of the minimum quarterly distributions on our common units at that time. At December 31, 2015, we have not met the test to end the subordination period.

Distribution to Partners

The following table sets forth our distributions, as approved by the board of directors of our General Partner, during the year ended December 31, 2015.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit	Cash Distributed
			(in millions, except per unit amounts)
October 29, 2015	November 6, 2015	November 13, 2015	$0.35750	$16.5
July 29, 2015	August 7, 2015	August 14, 2015	$0.35250	$16.3
April 29, 2015	May 8, 2015	May 15, 2015	$0.34750	$16.0
January 28, 2015	February 6, 2015	February 13, 2015	$0.34250	$15.8

Prior to the Offering, partners’ capital accounts were comprised of a 99.999% limited partner interest that was owned entirely by EEP and a 0.001% general partner interest that is owned by Midcoast OLP GP, L.L.C. (f/k/a Enbridge Midcoast Holdings, L.L.C.), or OLP GP, a wholly-owned subsidiary of EEP. After the Offering, partners’ capital accounts consist of general partner interests held by our General Partner, and limited partner interests held by EEP and the public. We paid cash distributions to EEP and OLP GP totaling $247.7 million prior to the Offering for a portion of the fiscal year ended December 31, 2013. These amounts were settled through “Distributions to Predecessor partner interests” as reflected on our consolidated statements of cash flows. No cash distributions were made to our partners in the period after the Offering through December 31, 2013.

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

Midcoast Operating paid cash distributions totaling $97.7 million and $95.9 million to EEP during the years ended December 31, 2015 and 2014, respectively, for its ownership interest in Midcoast Operating. In addition, we paid cash distributions totaling $34.8 million and $28.5 million to EEP during the years ended December 31, 2015 and 2014, respectively, for its ownership interest in us. These amounts are reflected in “Distributions to noncontrolling interest” and “Distributions to partners,” respectively, on our consolidated statements of cash flows.

On July 29, 2015, the partners of Midcoast Operating approved an amendment to Midcoast Operating’s limited partnership agreement that would potentially enhance our distributable cash flow, demonstrating EEP’s further support of our ongoing cash distribution strategy and growth outlook. The amendment will provide a mechanism for us to receive increased quarterly distributions from Midcoast Operating and for EEP to receive reduced quarterly distributions if our declared distribution exceeds our distributable cash, as that term is defined in Midcoast Operating’s limited partnership agreement. Midcoast Operating’s adjustment of EEP’s distribution will be limited by EEP’s pro rata share of the Midcoast Operating quarterly cash distribution and a maximum of $0.005 per unit quarterly distribution increase by us. There is no requirement for us to compensate EEP for these adjusted distributions, except for settling our capital accounts at Midcoast Operating in a liquidation scenario. The amendment to the limited partnership agreement and the support it provides to our cash distribution is effective with the quarter ended June 30, 2015, and continues through and including the distribution made for the quarter ending

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. PARTNERS’ CAPITAL  – (continued)

December 31, 2017. In 2015, we did not receive an increased allocation of cash distributions from Midcoast Operating as distributable cash flow we generated exceeded the cash distribution amount we declared for payout.

Acquisition of Additional Interests in Midcoast Operating

On July 1, 2014, we acquired a 12.6% limited partner interest in Midcoast Operating from EEP for $350.0 million, which brought our total ownership interest in Midcoast Operating to 51.6%. We recorded the change in our total ownership interest as an equity transaction. No gain on the acquisition was recognized in our consolidated statements of income or comprehensive income. We reduced the book value of the related “Noncontrolling interest” in Midcoast Operating by $622.0 million in our consolidated statements of financial position as of September 30, 2014. The $272.0 million difference between the acquisition price and the book value of the noncontrolling interest was recorded as an increase to the partners’ capital accounts on a pro-rata basis. In addition, accumulated other comprehensive income, or AOCI, of $0.9 million representing the noncontrolling interest of AOCI for Midcoast Operating was reclassified to AOCI attributable to us.

Securities Authorized for Issuance under LTIP

In connection with our LTIP, we filed a registration statement on Form S-8 with the SEC registering the issuance of 3,750,000 Class A common units that are issuable pursuant to awards that may be granted under our LTIP. As of December 31, 2015, we have not issued any Class A common units under our LTIP.

Shelf-Registration Statement

Effective February 2, 2016, we terminated our shelf registration statement on Form S-3 filed with the Securities and Exchange Commission with a proposed aggregate offering price for all securities registered of $1.5 billion. No issuances had been made under this registration statement.

14. RELATED PARTY TRANSACTIONS

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

Omnibus Agreement

We, Midcoast Holdings, EEP, and Enbridge, are parties to the Omnibus Agreement to which EEP agreed to indemnify us for certain matters, including environmental, right-of-way and permit matters, and EEP granted us a license to use the Enbridge logo and certain other trademarks and tradenames. The Omnibus Agreement may be terminated by the mutual agreement of the parties, or by either Enbridge or us in the event that EEP ceases to control Midcoast Holdings, provided that our indemnification obligations will remain in full force and effect until they expire in accordance with their respective terms.

Under the Omnibus Agreement, EEP also agreed to indemnify us for all known and certain unknown environmental liabilities that are associated with the ownership or operation of our assets arising prior to the closing of our initial public offering, in each case, that are identified prior to the third anniversary of the closing of that offering. EEP’s obligation to indemnify us for any environmental liabilities is subject to a $500,000 aggregate deductible before we are entitled to indemnification. EEP will also indemnify us for failure to have certain rights-of-way, consents, licenses and permits necessary to own and operate our assets in substantially the same manner in which they were owned and operated prior to the closing of the Offering, including the cost of curing certain such failures that do not allow our assets to be operated in accordance with prudent industry practice, in each case, that are identified prior to the third anniversary of the closing of the Offering. EEP’s obligation to indemnify us for any right-of-way, consent, license or permit matters is subject to a $500,000 aggregate deductible before we are entitled to indemnification. There is a $15.0 million aggregate cap on the amounts for which EEP will indemnify us for environmental, right-of-way, consents, licenses and permit matters under the Omnibus Agreement.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. RELATED PARTY TRANSACTIONS  – (continued)

Intercorporate Services Agreement

We and EEP are parties to an Intercorporate Service Agreement, or the Intercorporate Services Agreement, pursuant to which EEP and its affiliates provide us with the following services:

•	executive, management, business development, administrative, legal, human resources, records and information management, public affairs, investor relations, government relations and computer support services;
•	accounting and tax planning and compliance services, including preparation of financial statements and income tax returns, unitholder tax reporting and audit and treasury services;
•	strategic insurance advice, planning and claims management and related support services, and arrangement of insurance coverage as required;
•	facilitation of capital markets access and financing services, cash management and related banking services, financial structuring and advisory services, as well as credit support for our subsidiaries and affiliates on an as-needed basis for projects, transactions or other purposes;
•	operational and technical services, including integrity, safety, environmental, project management, engineering, fundamentals analysis and regulatory, and pipeline control and field operations; and
•	other services as we may request.

Under the Intercorporate Services Agreement, we reimburse EEP and its affiliates for the costs and expenses incurred in providing us with such services. EEP, however, reduces the amounts payable for general and administrative expenses that otherwise would have been allocable to Midcoast Operating by $25.0 million annually. As a result, for each of the years ended December 31, 2015 and 2014, we recognized $25.0 million as a reduction to “Due to general partner and affiliates” with the offset to “Noncontrolling interest” in our consolidated statements of financial position.

The affiliate amounts incurred by us through EEP for services received pursuant to the Intercorporate Services Agreement and, for periods prior to November 13, 2013, the services agreements with Enbridge and certain of its affiliates are reflected in “Operating and maintenance — affiliate” and “General and administrative — affiliate” on our consolidated statements of income. For the periods ended December 31, 2015 and 2014, we recognized workforce reduction costs of $1.3 million and $4.8 million, respectively, which are included in “General and administrative — affiliate” on our consolidated statements of income.

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

Also, included in “Cost of natural gas and natural gas liquids — affiliate,” for the years ended December 31, 2015, 2014, and 2013 are $18.4 million, $21.9 million, and $3.2 million, respectively, of pipeline transportation and

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. RELATED PARTY TRANSACTIONS  – (continued)

demand fees from Texas Express NGL system. Our logistics and marketing business has made commitments to transport up to 120,000 Bpd of NGLs on the Texas Express NGL system from 2015 to 2022. The current commitment level is 29,000 Bpd.

Routine purchases and sales with affiliates are settled monthly through MEP’s centralized treasury function at terms that are consistent with third-party transactions for the years ended December 31, 2015 and 2014. For the year ended December 31, 2013, our Predecessor’s routine purchases and sales with affiliates were settled monthly through EEP’s centralized treasury function at terms that were consistent with third-party transactions. Routine purchases and sales with affiliates that have not yet been settled are included in “Due from general partner and affiliates” and “Due to general partner and affiliates” on our consolidated statements of financial position.

Conflicts of Interest

Under our partnership agreement, our General Partner has a duty to manage us in a manner it believes is in our best interests. However, because our General Partner is a wholly-owned subsidiary of EEP, the officers and directors of our General Partner also have a duty to manage the business of our General Partner in a manner that they believe is in the best interests of EEP. As a result of this relationship, conflicts of interest may arise in the future between us and our unitholders, on the one hand, and our General Partner and its affiliates, including EEP, on the other hand. In addition, our General Partner may determine to manage our business in a way that directly benefits EEP’s businesses, rather than indirectly benefitting EEP solely through its ownership interests in us. All of these actions are permitted under our partnership agreement and will not be a breach of any duty (fiduciary or otherwise) of our General Partner. As permitted by Delaware law, our partnership agreement contains various provisions replacing the fiduciary duties that would otherwise be owed by our General Partner with contractual standards governing the duties of the General Partner and contractual methods of resolving conflicts of interest. The effect of these provisions is to restrict the remedies available to our unitholders for actions that might otherwise constitute breaches of our General Partner’s fiduciary duties. Our partnership agreement also provides that affiliates of our General Partner, including EEP and Enbridge, are not restricted from competing with us, and neither our General Partner nor its affiliates have any obligation to present business opportunities to us.

Sale of Accounts Receivable

We and certain of our subsidiaries are parties to a receivables purchase agreement, which we refer to as the Receivables Agreement, with an indirect wholly-owned subsidiary of Enbridge. The Receivables Agreement and the transactions contemplated thereby were approved by a special committee of the board of directors of Enbridge Management, which prior to the Offering, effectively managed the business of the Predecessor through its management of EEP’s business. Pursuant to the Receivables Agreement, the Enbridge subsidiary will purchase on a monthly basis, for cash, current accounts receivables and accrued receivables, or the receivables, of participating sellers, consisting of certain of our subsidiaries and certain EEP subsidiaries up to an aggregate monthly maximum of $450.0 million, net of receivables that have not been collected. Following the sale and transfer of the receivables to the Enbridge subsidiary, the receivables are deposited in an account of that subsidiary, and ownership and control are vested in that subsidiary. The Enbridge subsidiary has no recourse with respect to the receivables acquired from these operating subsidiaries under the terms of and subject to the conditions stated in the Receivables Agreement.

We and EEP each act in an administrative capacity as collection agent on behalf of the Enbridge subsidiary and can be removed at any time in the sole discretion of the Enbridge subsidiary. We and EEP have no other involvement with the purchase and sale of the receivables pursuant to the Receivables Agreement. The Receivables Agreement terminates on December 30, 2016.

For the years ended December 31, 2015 and 2014, we sold and derecognized $2,157.6 million and $3,484.0 million, respectively, of receivables to an indirect wholly-owned subsidiary of Enbridge. For the years ended December 31, 2015 and 2014, we received cash proceeds of $2,157.0 million and $3,483.1 million, respectively. As of December 31, 2015 and 2014, $147.1 million and $272.7 million, respectively, of the receivables were outstanding and had not been collected on behalf of the Enbridge subsidiary.

Consideration for the receivables sold is equivalent to the carrying value of the receivables less a discount for credit risk. The difference between the carrying value of the receivables sold and the cash proceeds received is

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. RELATED PARTY TRANSACTIONS  – (continued)

recognized in “General and administrative — affiliate” expense in our consolidated statements of income. For the years ended December 31, 2015, 2014, and 2013, the expense stemming from the discount on the receivables sold was $0.6 million, $0.9 million, and $0.4 million, respectively.

As of December 31, 2015 and 2014, we have $14.6 million and $17.7 million, respectively, in “Restricted cash” on our consolidated statements of financial position, consisting of cash collections related to the receivables sold that have yet to be remitted to the Enbridge subsidiary.

15. COMMITMENTS AND CONTINGENCIES

Environmental Liabilities

We are subject to federal and state laws and regulations relating to the protection of the environment. Environmental risk is inherent to the operating activities of our gathering, processing, and transportation and logistics and marketing businesses, and we are, at times, subject to environmental cleanup and enforcement actions. We manage this environmental risk through appropriate environmental policies and practices to minimize any impact our operations may have on the environment. To the extent that we are unable to recover payment for environmental liabilities from insurance or otherwise, we will be responsible for payment of liabilities arising from environmental incidents associated with the operating activities of our gathering, processing and transportation and logistics and marketing businesses. We continue to voluntarily monitor past leak sites on our systems for the purpose of assessing whether any remediation is required in light of current regulations. As of December 31, 2015, we did not have any remaining material accrued environmental liabilities. As of December 31, 2014, we had $0.2 million of accrued environmental liabilities included in “Other long-term liabilities” on our consolidated statement of financial position.

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

Rights-of-Way

As part of our pipeline construction process, we must obtain certain rights-of-way from landowners whose property the pipeline will cross. Rights-of-way that we buy are capitalized as part of “Property, plant and equipment, net” in our consolidated statements of financial position. Rights-of-way that we lease are expensed. We have recorded expenses of $0.7 million, $1.5 million and $0.3 million for the leased right-of-way agreements for the years ended December 31, 2015, 2014, and 2013, respectively.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. COMMITMENTS AND CONTINGENCIES  – (continued)

Future Minimum Commitments

As of December 31, 2015, our future minimum commitments that have remaining non-cancelable terms in excess of one year are as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Purchase commitments(1)	$8.3	$—	$—	$—	$—	$—	$8.3
Operating leases	16.7	15.0	13.9	13.6	13.5	58.2	130.9
Right-of-way	0.5	0.2	0.2	0.2	0.1	0.8	2.0
Product purchase obligations(2)	44.2	15.4	24.8	25.5	26.5	85.9	222.3
Transportation/Service contract obligations(3)	56.1	112.9	125.2	129.2	125.5	338.7	887.6
Fractionation agreement obligations(4)	75.1	74.8	74.8	74.8	75.1	156.1	530.7
Total	$200.9	$218.3	$238.9	$243.3	$240.7	$639.7	$1,781.8

(1)	Represents commitments to purchase materials, primarily pipe from third-party suppliers in connection with our growth projects.
(2)	Represents long-term product purchase obligations with several third-party suppliers to acquire natural gas and NGLs at the approximate market value at the time of delivery.
(3)	Represents the minimum payment amounts for contracts for firm transportation and storage capacity we have reserved on third-party pipelines and storage facilities.
(4)	Represents the minimum payment amounts from contracts for firm fractionation of our NGL supply that we reserve at third party fractionation facilities.

The purchases made under our non-cancelable commitments for the years ended December 31, 2015, 2014 and 2013 were $156.3 million, $1.7 billion and $334.4 million, respectively.

The consolidated operating expenses include lease and rental expense amounts of $7.0 million, $10.7 million and $17.3 million during the years ended December 31, 2015, 2014 and 2013, respectively.

16. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Derivative Positions

Our derivative financial instruments are included at their fair values in the consolidated statements of financial position as follows:

	December 31,
	2015	2014
	(in millions)
Other current assets	$117.3	$164.7
Other assets, net	39.2	91.5
Accounts payable and other(1)	(45.7)	(74.4)
Other long-term liabilities	(18.3)	(22.5)
Due from General Partner and affiliates	—	0.3
	$92.5	$159.6

(1)	Includes $12.6 million and $28.4 million of cash collateral at December 31, 2015 and 2014, respectively.

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

	December 31,
	2015	2014
	(in millions)
Counterparty Credit Quality(1)
AAA	$—	$0.1
AA(2)	67.6	74.4
A	24.1	67.1
Lower than A	0.8	18.0
	$92.5	$159.6

(1)	As determined by nationally-recognized statistical ratings organizations.
(2)	Includes $12.6 million and $28.4 million of cash collateral at December 31, 2015 and 2014, respectively.

As the net value of our derivative financial instruments has decreased as a result of the settlement of maturing derivatives, our outstanding financial exposure to third parties has also decreased. When credit thresholds are met pursuant to the terms of our ISDA® financial contracts, we have the right to require collateral from our counterparties. We include any cash collateral received in the balances listed above. As of December 31, 2015 and 2014, we were holding cash collateral on our asset exposures of $12.6 million and $28.4 million, respectively. Cash collateral is classified as “Restricted cash” in our consolidated statements of financial position. As of December 31, 2015, all of our $12.6 million cash collateral was held by EEP. When we are in a position of posting collateral to cover our counterparties’ exposure to our non-performance, the collateral is provided through letters of credit, which are not reflected above.

We provided letters of credit totaling $7.5 million relating to our liability exposures pursuant to the margin thresholds in effect at December 31, 2015 under our ISDA® agreements. The ISDA® agreements and associated credit support, which govern our financial derivative transactions, contain no credit rating downgrade triggers that would accelerate the maturity dates of our outstanding transactions. A change in ratings is not an event of default under these instruments, and the maintenance of a specific minimum credit rating is not a condition to transacting

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

under the ISDA® agreements. In the event of a credit downgrade, additional collateral may be required to be posted under the agreement if we are in a liability position to our counterparty, but the agreement will not automatically terminate and require immediate settlement of all future amounts due.

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

In the event that our credit ratings were to decline below the lowest level of investment grade, as determined by Standard & Poor’s and Moody’s, we would be required to provide additional amounts under our existing letters of credit to meet the requirements of our ISDA® agreements. For example, if our credit ratings had been below the lowest level of investment grade at December 31, 2015, we would have been required to provide additional letters of credit in the amount of $9.1 million related to our open positions.

At December 31, 2015 and 2014, we had credit concentrations in the following industry sectors, as presented below:

	December 31,
	2015	2014
	(in millions)
United States financial institutions and investment banking entities(1)	$80.8	$88.5
Non-United States financial institutions	(12.3)	30.7
Integrated oil companies	0.6	1.7
Other	23.4	38.7
	$92.5	$159.6

(1)	Includes $12.6 million and $28.4 million of cash collateral at December 31, 2015 and 2014, respectively.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Effect of Derivative Instruments on the Consolidated Statements of Financial Position

	Financial Position Location	Asset Derivatives		Liability Derivatives
		Fair Value at December 31,		Fair Value at December 31,
		2015	2014	2015	2014
		(in millions)
Derivatives designated as hedging instruments:(1)
Commodity contracts	Other current assets	$—	$26.1	$—	$—
Commodity contracts	Other assets	—	2.1	—	—
		—	28.2	—	—
Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	117.3	138.6	—	—
Commodity contracts	Other assets	39.2	89.4	—	—
Commodity contracts	Accounts payable and other(2)	—	—	(33.1)	(46.0)
Commodity contracts	Other long-term liabilities	—	—	(18.3)	(22.5)
Commodity contracts	Due from general partner and affiliates	—	0.3	—	—
		156.5	228.3	(51.4)	(68.5)
Total derivative instruments		$156.5	$256.5	$(51.4)	$(68.5)

(1)	Includes items currently designated as hedging instruments. Excludes the portion of de-designated hedges which may have a component remaining in AOCI.
(2)	Excludes total of $12.6 million and $28.4 million of cash collateral at December 31, 2015 and 2014, respectively.

Accumulated Other Comprehensive Income

We record the change in fair value of our highly effective cash flow hedges in AOCI until the derivative financial instruments are settled, at which time they are reclassified to earnings. As of December 31, 2015 and 2014, we included in AOCI unrecognized losses of approximately $0.4 million and $0.1 million, respectively, associated with derivative financial instruments that qualified for and were classified as cash flow hedges of forecasted transactions that were subsequently de-designated, settled, or terminated. These losses are reclassified to earnings over the periods during which the originally hedged forecasted transactions affect earnings.

During the years ended December 31, 2015 and 2014, unrealized commodity hedge gains of $1.5 million and losses of $0.2 million, respectively, were de-designated as a result of the hedges no longer meeting hedge accounting criteria. We estimate that approximately $0.1 million, representing unrealized net gains from our cash flow hedging activities based on pricing and positions at December 31, 2015, will be reclassified from AOCI to earnings during the next 12 months.

We used a portion of the net proceeds of our September 30, 2014 debt issuance of $400.0 million to settle treasury locks we entered in July 2014 to hedge the interest payments on a portion of these obligations. The $0.9 million settlement amount is being amortized from AOCI to interest expense over the 5 year original hedge term.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)	Location of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)	Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
		(in millions)
For the year ended December 31, 2015
Interest rate contracts	$—	Interest expense	$(0.2)	Interest expense	$—
Commodity contracts	(24.2)	Commodity costs	32.9	Commodity costs	(4.1)
Total	$(24.2)		$32.7		$(4.1)
For the year ended December 31, 2014
Commodity contracts	$29.9	Commodity costs	$(5.8)	Commodity costs	$5.6
For the year ended December 31, 2013
Commodity contracts	$(16.5)	Commodity costs	$2.7	Commodity costs	$3.3

(1)	Includes only the ineffective portion of derivatives that are designated as hedging instruments and does not include net gains or losses associated with derivatives that do not qualify for hedge accounting treatment.

Components of Accumulated Other Comprehensive Income/(Loss)

	Cash Flow Hedges
	2015	2014
	(in millions)
Balance at January 1	$11.6	$(3.1)
Other comprehensive income before reclassifications(1)(2)	4.4	13.0
Amounts reclassified from AOCI(3)(4)	(17.0)	1.8
Tax benefit (expense)(5)	0.1	(0.1)
Net other comprehensive income (loss)	$(12.5)	$14.7
Balance at December 31	$(0.9)	$11.6

(1)	Excludes NCI gains of $4.0 million and $10.9 million reclassified from AOCI at December 31, 2015 and 2014, respectively.
(2)	Excludes NCI gains of $0.9 million reclassified from AOCI related to the acquisition of additional interests in MOLP at December 31, 2014.
(3)	Excludes NCI losses of $15.8 million and NCI gains of $4.0 million reclassified from AOCI at December 31, 2015 and 2014, respectively.
(4)	For additional details on the amounts reclassified from AOCI, reference the Reclassifications from Accumulated Other Comprehensive Income table below.
(5)	Excludes NCI losses of $0.1 million reclassified from AOCI at December 31, 2014.

Reclassifications from Accumulated Other Comprehensive Income

	December 31,
	2015	2014	2013
	(in millions)
Losses (gains) on cash flow hedges:
Commodity Contracts(1)(2)	$(17.0)	$1.8	$(2.7)
Total Reclassifications from AOCI	$(17.0)	$1.8	$(2.7)

(1)	Loss (gain) reported within “Cost of natural gas and natural gas liquids” in the consolidated statements of income.
(2)	Excludes NCI losses of $15.8 million and NCI gains of $4.0 million reclassified from AOCI for the years ended December 31, 2015 and 2014, respectively.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Effect of Derivative Instruments on Consolidated Statements of Income

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings	December 31,
		2015	2014	2013
		Amount of Gain or (Loss) Recognized in Earnings(1)(2)
		(in millions)
Commodity contracts	Operating revenue	$(23.3)	$23.7	$(3.0)
Commodity contracts	Operating revenue – affiliate	(0.3)	0.3	—
Commodity contracts	Cost of natural gas and natural gas liquids(3)	65.7	136.8	(7.9)
Total		$42.1	$160.8	$(10.9)

(1)	Does not include settlements associated with derivative instruments that settle through physical delivery.
(2)	Includes only net gains or losses associated with those derivatives that do not qualify for hedge accounting treatment and does not include the ineffective portion of derivatives that are designated as hedging instruments.
(3)	Includes settlement gains (losses) of $96.3 million, $8.0 million, and $(4.6) million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Offsetting of Financial Assets and Derivative Assets

	As of December 31, 2015
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$156.5	$—	$156.5	$(41.5)	$115.0

	As of December 31, 2014
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$256.5	$—	$256.5	$(91.8)	$164.7

(1)	Includes $12.6 million and $28.4 million of cash collateral at December 31, 2015 and 2014, respectively.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Offsetting of Financial Liabilities and Derivative Liabilities

	As of December 31, 2015
	Gross Amount of Recognized Liabilities(1)	Gross Amount Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$(64.0)	$—	$(64.0)	$41.5	$(22.5)

	As of December 31, 2014
	Gross Amount of Recognized Liabilities(1)	Gross Amount Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$(96.9)	$—	$(96.9)	$91.8	$(5.1)

(1)	Includes $12.6 million and $28.4 million of cash collateral at December 31, 2015 and 2014, respectively.

Inputs to Fair Value Derivative Instruments

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our valuation of the financial assets and liabilities and their placement within the fair value hierarchy.

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Commodity contracts:
Financial	$—	$1.3	$8.9	$10.2	$—	$19.1	$42.7	$61.8
Physical	—	—	0.6	0.6	—	—	19.5	19.5
Commodity options	—	—	94.3	94.3	—	—	106.7	106.7
	$—	$1.3	$103.8	$105.1	$—	$19.1	$168.9	$188.0
Cash Collateral				(12.6)				(28.4)
Total				$92.5				$159.6

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Quantitative Information About Level 3 Fair Value Measurements

Contract Type	Fair Value at December 31, 2015(2)	Valuation Technique	Unobservable Input	Range(1)			Units
				Lowest	Highest	Weighted Average
	(in millions)
Commodity Contracts – Financial
Natural Gas	$0.3	Market Approach	Forward Natural Gas Price	2.27	3.07	2.64	MMBtu
NGLs	8.6	Market Approach	Forward NGL Price	0.16	0.93	0.41	Gal
Commodity Contracts – Physical
Natural Gas	(2.5)	Market Approach	Forward Natural Gas Price	2.08	3.44	2.33	MMBtu
Crude Oil	—	Market Approach	Forward Crude Oil Price	26.50	38.41	37.29	Bbl
NGLs	3.1	Market Approach	Forward NGL Price	0.16	1.20	0.40	Gal
Commodity Options
Natural Gas, Crude and NGLs	94.3	Option Model	Option Volatility	13%	74%	36%
Total Fair Value	$103.8

(1)	Prices are in dollars per MMBtu for Natural Gas, dollars per Gallon, or Gal, for NGLs, and Bbl for Crude Oil.
(2)	Fair values include credit valuation adjustments of approximately $0.3 million of losses.

Contract Type	Fair Value at December 31, 2014(2)	Valuation Technique	Unobservable Input	Range(1)			Units
				Lowest	Highest	Weighted Average
	(in millions)
Commodity Contracts – Financial
Natural Gas	$0.6	Market Approach	Forward Natural Gas Price	2.55	3.72	3.04	MMBtu
NGLs	42.1	Market Approach	Forward NGL Price	0.48	1.14	0.64	Gal
Commodity Contracts – Physical
Natural Gas	1.5	Market Approach	Forward Natural Gas Price	1.55	4.08	3.08	MMBtu
Crude Oil	(0.9)	Market Approach	Forward Crude Oil Price	49.57	55.60	53.51	Bbl
NGLs	18.9	Market Approach	Forward NGL Price	0.06	1.21	0.54	Gal
Commodity Options
Natural Gas, Crude and NGLs	106.7	Option Model	Option Volatility	19%	94%	36%
Total Fair Value	$168.9

(1)	Prices are in dollars per MMBtu for Natural Gas, Gal for NGLs and Bbl for Crude Oil.
(2)	Fair values include credit valuation adjustment losses of approximately $1.0 million.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Level 3 Fair Value Reconciliation

The table below provides a reconciliation of changes in the fair value of our Level 3 financial assets and liabilities measured on a recurring basis from January 1, 2015 to December 31, 2015. No transfers of assets between any of the Levels occurred during the period.

	Commodity Financial Contracts	Commodity Physical Contracts	Commodity Options	Total
	(in millions)
Beginning balance as of January 1, 2015	$42.7	$19.5	$106.7	$168.9
Transfer out of Level 3(1)	—	—	—	—
Gains or losses included in earnings:
Reported in Operating revenue	—	(4.6)	—	(4.6)
Reported in Cost of natural gas and natural gas liquids	1.1	24.6	48.9	74.6
Gains or losses included in other comprehensive income:
Reported in Other comprehensive income (loss), net of tax	0.4	—	—	0.4
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Sales	—	—	2.0	2.0
Settlements(2)	(35.3)	(38.9)	(63.3)	(137.5)
Ending balance as of December 31, 2015	$8.9	$0.6	$94.3	$103.8
Amounts reported in Operating revenue	$—	$(23.6)	$—	$(23.6)

Amount of changes in net assets attributable to the change in unrealized gains or losses related to assets or liabilities still held at the reporting date:
Reported in Operating revenue	$—	$(2.1)	$—	$(2.1)
Reported in Cost of natural gas and natural gas liquids	$(1.1)	$2.3	$45.4	$46.6

(1)	Our policy is to recognize transfers as of the last day of the reporting period.
(2)	Settlements represent the realized portion of forward contracts.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Fair Value Measurements of Commodity Derivatives

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity based swaps and physical contracts at December 31, 2015 and 2014.

	At December 31, 2015						At December 31, 2014
			Wtd. Average Price(2)		Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)	Receive	Pay	Asset	Liability	Asset	Liability
					(in millions)
Portion of contracts maturing in 2016
Swaps
Receive variable/pay fixed	Natural Gas	16,287	$2.52	$3.48	$—	$—	$—	$(0.1)
	NGL	1,482,500	$20.77	$26.39	$0.2	$(8.4)	$—	$—
	Crude Oil	475,950	$40.58	$77.56	$—	$(17.5)	$—	$(8.1)
Receive fixed/pay variable	NGL	1,958,600	$31.91	$22.62	$18.3	$(0.2)	$9.3	$—
	Crude Oil	437,950	$82.70	$40.89	$18.2	$—	$9.1	$—
Receive variable/pay variable	Natural Gas	5,124,000	$2.50	$2.49	$0.1	$(0.1)	$0.5	$(0.3)
Physical Contracts
Receive variable/pay fixed	NGL	180,000	$31.22	$32.31	$—	$(0.2)	$—	$—
	Crude Oil	55,166	$37.69	$40.61	$—	$(0.2)	$—	$—
Receive fixed/pay variable	NGL	838,119	$28.52	$26.54	$1.9	$(0.2)	$—	$—
	Crude Oil	13,316	$36.40	$37.46	$—	$—	$—	$—
Receive variable/pay variable	Natural Gas	165,210,634	$2.30	$2.31	$—	$(2.8)	$0.7	$(0.4)
	NGL	10,638,085	$16.53	$16.37	$4.0	$(2.4)	$—	$—
	Crude Oil	519,805	$37.16	$36.79	$0.7	$(0.5)	$—	$—
Portion of contracts maturing in 2017
Swaps
Receive variable/pay fixed	Natural Gas	76,530	$2.48	$2.97	$—	$—	$—	$—
	NGL	547,500	$17.38	$25.86	$—	$(4.5)	$—	$—
	Crude Oil	547,500	$46.47	$66.72	$—	$(10.9)	$—	$—
Receive fixed/pay variable	NGL	622,500	$21.61	$16.28	$3.3	$(0.1)	$0.7	$—
	Crude Oil	547,500	$66.78	$46.47	$10.9	$—	$0.8	$—
Receive variable/pay variable	Natural Gas	8,050,000	$2.64	$2.60	$0.5	$(0.2)	$—	$—
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$2.81	$2.79	$0.1	$—	$0.2	$(0.1)
Portion of contracts maturing in 2018
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$2.98	$2.95	$0.1	$—	$—	$—
Portion of contracts maturing in 2019
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$3.14	$3.11	$0.1	$—	$—	$—
Portion of contracts maturing in 2020
Physical Contracts
Receive variable/pay variable	Natural Gas	359,640	$3.45	$3.42	$—	$—	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.
(2)	Weighted average prices received and paid are in $/MMBtu for natural gas and $/Bbl for NGL and crude oil.
(3)	The fair value is determined based on quoted market prices at December 31, 2015 and 2014, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment gains of approximately $0.6 million and losses of approximately $0.4 million at December 31, 2015 and 2014, respectively, as well as cash collateral received.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

The following table provides summarized information about the fair value of expected cash flows of our outstanding commodity options at December 31, 2015 and 2014.

	At December 31, 2015						At December 31, 2014
	Commodity	Notional(1)	Strike Price(2)	Market Price(2)	Fair Value(3)		Fair Value(3)
					Asset	Liability	Asset	Liability
					(in millions)
Portion of option contracts maturing in 2016
Puts (purchased)	Natural Gas	1,647,000	$3.75	$2.49	$2.1	$—	$1.0	$—
	NGL	2,964,600	$39.29	$21.04	$54.4	$—	$39.3	$—
	Crude Oil	805,200	$75.91	$41.45	$27.7	$—	$14.7	$—
Calls (written)	Natural Gas	1,647,000	$4.98	$2.49	$—	$—	$—	$(0.1)
	NGL	2,964,600	$45.09	$21.04	$—	$(0.3)	$—	$(3.2)
	Crude Oil	805,200	$86.68	$41.45	$—	$—	$—	$(2.7)
Puts (written)	Natural Gas	1,647,000	$3.75	$2.49	$—	$(2.1)	$—	$(1.0)
	NGL	91,500	$39.06	$22.94	$—	$(1.5)	$—	$—
Calls (purchased)	Natural Gas	1,647,000	$4.98	$2.49	$—	$—	$0.1	$—
	NGL	91,500	$46.41	$22.94	$—	$—	$—	$—
Portion of option contracts maturing in 2017
Puts (purchased)	NGL	1,277,500	$25.26	$22.13	$5.8	$—	$1.2	$—
	Crude Oil	547,500	$63.00	$46.47	$10.0	$—	$4.1	$—
Calls (written)	NGL	1,277,500	$29.46	$22.13	$—	$(0.8)	$—	$(0.7)
	Crude Oil	547,500	$71.45	$46.47	$—	$(0.6)	$—	$(3.3)

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.
(2)	Strike and market prices are in $/MMBtu for natural gas and in $/Bbl for NGL and crude oil.
(3)	The fair value is determined based on quoted market prices at December 31, 2015 and 2014, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude any credit valuation adjustment losses of approximately $0.4 million and $0.7 million at December 31, 2015 and 2014, respectively, as well as cash collateral received.

17. INCOME TAXES

We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our unitholders through the allocation of taxable income. Our income tax expense results from the franchise tax laws of the State of Texas that apply to entities organized as partnerships, and which is based upon many but not all items included in net income.

We computed our income tax expense by applying a Texas franchise tax rate to modified gross margin. Our Texas franchise tax rate was 0.4%, 0.6%, and 0.5%, for the years ended December 31, 2015, 2014, and 2013, respectively. Our income tax expense is summarized below:

	2015	2014	2013
	(in millions)
Current state	$1.1	$1.7	$0.8
Deferred state	0.3	2.9	7.5
Total income tax expense	$1.4	$4.6	$8.3

Our effective tax rate is calculated by dividing the income tax expense by the pretax net book income or loss. The income base for calculating our income tax expense is modified gross margin for Texas rather than pretax net book income or loss. As a result, this difference is the only reconciling item between the statutory and effective income tax rate. Our effective tax rate for the years ended December 31, 2015, 2014, and 2013, is as follows:

	2015	2014	2013
	(in millions)
Income (loss) before income tax expense	$(283.1)	$148.9	$62.2
State income tax expense	$1.4	$4.6	$8.3
Effective income tax rate	(0.5)%	3.1%	13.3%

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. INCOME TAXES  – (continued)

In the third quarter of 2015, we assigned certain contracts in our Logistics and Marketing segment to a third party. Refer to Note 4. Acquisitions and Dispositions for more information about this transaction. This transaction increased our Texas franchise tax apportionment factor. As a result, for the year ended December 31, 2015, we incurred approximately $2.4 million of additional deferred income tax expense in our consolidated statements of income.

The Texas Franchise Tax Reduction Act of 2015 was signed into law on June 15, 2015. The law applies to original reports filed on or after January 1, 2016, and permanently reduces Texas franchise tax rates. Specifically, the general 1.0% rate will be reduced to 0.75%. As a result of this change, we have recorded a reduction in our deferred income tax payable reflected in “Other long-term liabilities” on our consolidated statement of financial position of approximately $3.5 million at December 31, 2015.

At December 31, 2015 and 2014, we included a current income tax payable of $1.1 million and $1.5 million, respectively in “Property and other taxes payable” on our consolidated statements of financial position. In addition, at December 31, 2015 and 2014, we included a deferred income tax payable of $14.3 million and $14.2 million, respectively, in “Other long-term liabilities,” on our consolidated statements of financial position to reflect the tax associated with the difference between the net basis in assets and liabilities for financial and state tax reporting.

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
	(in millions)
Net book basis of assets in excess of tax basis	$(14.3)	$(14.0)
Net book loss on derivatives not recognized for tax purposes	—	(0.2)
Net deferred tax liability	$(14.3)	$(14.2)

Our tax years are generally open to examination by the Internal Revenue Service and state revenue authorities for calendar years ended December 31, 2014, 2013, and 2012.

Accounting for Uncertainty in Income Taxes

For the years ended December 31, 2015, 2014 and 2013, respectively, we have not recorded any amounts for uncertain tax positions.

18. SEGMENT INFORMATION

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18. SEGMENT INFORMATION  – (continued)

The following tables present certain financial information relating to our business segments and corporate activities:

	As of and for the year ended December 31, 2015
	Gathering, Processing and Transportation	Logistics and Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$1,445.1	$2,290.5	$—	$3,735.6
Less: Intersegment revenue	856.6	36.3	—	892.9
Operating revenue	588.5	2,254.2	—	2,842.7
Cost of natural gas and natural gas liquids	173.8	2,199.1	—	2,372.9
Segment gross margin	414.7	55.1	—	469.8
Operating and maintenance	216.0	56.0	1.1	273.1
General and administrative	67.3	11.7	3.6	82.6
Goodwill impairment	206.1	20.4	—	226.5
Asset impairment	—	12.3	—	12.3
Depreciation and amortization	149.5	8.3	—	157.8
	638.9	108.7	4.7	752.3
Operating loss	(224.2)	(53.6)	(4.7)	(282.5)
Other income (expense)	29.3 (2)	—	(0.4)	28.9
Interest expense, net	—	—	(29.5)	(29.5)
Loss before income tax expense	(194.9)	(53.6)	(34.6)	(283.1)
Income tax expense	—	—	(1.4)	(1.4)
Net loss	(194.9)	(53.6)	(36.0)	(284.5)
Less: Net loss attributable to noncontrolling interest	—	—	(120.6)	(120.6)
Net income (loss) attributable to general and limited partner ownership interests in Midcoast Energy Partners, L.P.	$(194.9)	$(53.6)	$84.6	$(163.9)
Total assets	$5,004.6 (3)	$182.6	$86.7	$5,273.9
Capital expenditures (excluding acquisitions)	$162.3	$11.3	$4.9	$178.5

(1)	Corporate consists of interest expense, interest income, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.
(2)	Other income for our Gathering, Processing and Transportation segment includes our equity investment in the Texas Express NGL system.
(3)	Total assets for our Gathering, Processing and Transportation segment includes $372.3 million for our equity investment in the Texas Express NGL system.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18. SEGMENT INFORMATION  – (continued)

	As of and for the year ended December 31, 2014
	Gathering, Processing and Transportation		Logistics and Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$2,611.2		$5,329.8	$—	$7,941.0
Less: Intersegment revenue	1,963.9		82.8	—	2,046.7
Operating revenue	647.3		5,247.0	—	5,894.3
Cost of natural gas and natural gas liquids	27.1		5,118.8	—	5,145.9
Segment gross margin	620.2		128.2	—	748.4
Operating and maintenance	260.6		62.9	0.4	323.9
General and administrative	87.1		12.4	5.3	104.8
Asset impairment	15.6		—	—	15.6
Depreciation and amortization	142.0		9.4	—	151.4
	505.3		84.7	5.7	595.7
Operating income (loss)	114.9		43.5	(5.7)	152.7
Other income	12.9	(2)	—	—	12.9
Interest expense, net	—		—	(16.7)	(16.7)
Income (loss) before income tax expense	127.8		43.5	(22.4)	148.9
Income tax expense	—		—	(4.6)	(4.6)
Net income (loss)	127.8		43.5	(27.0)	144.3
Less: Net income attributable to noncontrolling interest	—		—	80.2	80.2
Net income (loss) attributable to general and limited partner ownership interests in Midcoast Energy Partners, L.P.	$127.8		$43.5	$(107.2)	$64.1
Total assets	$5,205.4	(3)	$460.3	$88.4	$5,754.1
Capital expenditures (excluding acquisitions)	$213.4		$16.6	$6.0	$236.0

(1)	Corporate consists of interest expense, interest income, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.
(2)	Other income for our Gathering, Processing and Transportation segment includes our equity investment in the Texas Express NGL system.
(3)	Total assets for our Gathering, Processing and Transportation segment includes $380.6 million for our equity investment in the Texas Express NGL system.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18. SEGMENT INFORMATION  – (continued)

	As of and for the year ended December 31, 2013
	Gathering, Processing and Transportation		Logistics and Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$2,689.8		$4,963.7	$—	$7,653.5
Less: Intersegment revenue	1,960.8		99.1	—	2,059.9
Operating revenue	729.0		4,864.6	—	5,593.6
Cost of natural gas and natural gas liquids	157.6		4,779.5	—	4,937.1
Segment gross margin	571.4		85.1	—	656.5
Operating and maintenance	278.9		71.4	—	350.3
General and administrative	86.6		11.6	—	98.2
Depreciation and amortization	135.7		7.2	—	142.9
	501.2		90.2	—	591.4
Operating income (loss)	70.2		(5.1)	—	65.1
Other income (expense)	(1.5	)(2)	—	0.3	(1.2)
Interest expense, net	—		—	(1.7)	(1.7)
Income (loss) before income tax expense	68.7		(5.1)	(1.4)	62.2
Income tax expense	—		—	(8.3)	(8.3)
Net income (loss)	68.7		(5.1)	(9.7)	53.9
Less: Net loss attributable to controlling interest	—		—	(0.6)	(0.6)
Net income (loss) attributable to general and limited partner ownership interests in Midcoast Energy Partners, L.P.	$68.7		$(5.1)	$(9.1)	$54.5
Total assets	$4,962.1	(3)	$591.4	$482.9	$6,036.4
Capital expenditures (excluding acquisitions)	$233.8		$17.5	$18.8	$270.1

(1)	Corporate consists of interest expense, interest income, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.
(2)	Other income (expense) for our Gathering, Processing, and Transportation segment includes our equity investment in the Texas Express NGL system which began recognizing operating costs during the fourth quarter of 2013.
(3)	Total assets for our Gathering, Processing and Transportation segment includes $371.3 million for our equity investment in the Texas Express NGL system.

Substantially all of our consolidated revenues are earned in the U.S. and derived from a wide customer base. Our largest non-affiliated customer for 2015 accounted for approximately 12.0% of our third-party revenues for the year ended December 31, 2015. No other customers accounted for 10% or more of our third-party revenues during any of the three years ended December 31, 2015, 2014, and 2013.

19. SUPPLEMENTAL CASH FLOWS INFORMATION

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Cash paid during the year for:
Interest (net of capitalization)(1)	$27.9	$12.0	$20.2
Income taxes	$1.8	$1.5	$2.5

(1)	Prior to the Offering, the interest cost we recognized was an allocation of EEP’s cost. In connection with the closing of the Offering, the Partnership, Midcoast Operating, and their material domestic subsidiaries, entered into the Credit Agreement to establish their own committed senior revolving credit facility.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. SUPPLEMENTAL CASH FLOWS INFORMATION  – (continued)

In the “Cash used in investing activities” section of the consolidated statements of cash flows, we exclude changes that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures (excluding “Acquisitions” and “Investment in joint venture”):

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Additions to property, plant and equipment	$191.1	$237.7	$273.4
Decrease in construction payables	(12.6)	(1.7)	(3.3)
Total capital expenditures	$178.5	$236.0	$270.1

20. QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth	Total
	(in millions, except per unit amounts)
2015 Quarters
Operating revenue	$873.5	$780.1	$661.0	$528.1	$2,842.7
Operating expense(1)	$901.8	$1,038.6	$657.1	$527.7	$3,125.2
Operating income (loss)	$(28.3)	$(258.5)	$3.9	$0.4	$(282.5)
Net income (loss)(2)	$(30.1)	$(256.5)	$1.1	$1.0	$(284.5)
Net income (loss) attributable to noncontrolling interest	$(10.1)	$(120.0)	$4.7	$4.8	$(120.6)
Net loss attributable to limited partner ownership interests	$(19.6)	$(133.7)	$(3.5)	$(3.7)	$(160.5)
Net loss per limited partner unit	$(0.43)	$(2.96)	$(0.08)	$(0.08)	$(3.55)
2014 Quarters
Operating revenue	$1,646.9	$1,396.8	$1,399.4	$1,451.2	$5,894.3
Operating expense	$1,634.6	$1,402.4	$1,384.2	$1,320.4	$5,741.6
Operating income (loss)	$12.3	$(5.6)	$15.2	$130.8	$152.7
Net income (loss)	$6.7	$(6.8)	$16.0	$128.4	$144.3
Net income (loss) attributable to noncontrolling interest	$6.3	$(2.2)	$9.7	$66.4	$80.2
Net income (loss) attributable to limited partner ownership interests	$0.4	$(4.5)	$6.2	$60.7	$62.8
Net income (loss) per limited partner unit	$0.01	$(0.09)	$0.14	$1.34	$1.39

(1)	Second quarter 2015 operating expenses were impacted by a goodwill impairment of $226.5 million. For more information, refer to Note 9. Goodwill.
(2)	Certain corrections relating to prior quarterly periods in 2015, and having net negative impacts of approximately $3.9 million to net income were recorded during the three months ended December 31, 2015. We consider these corrections to be immaterial to the prior quarterly periods presented for 2015.

21. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Revenues from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB delayed the effective date of the new revenue standard by one year. This accounting update is effective for annual and interim periods beginning on or after December 15, 2017, and may be applied on either a full or modified retrospective basis. We are currently evaluating which transition approach we will apply and the impact that this pronouncement will have on our consolidated financial statements.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED  – (continued)

Consolidation

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, which addresses concerns about the current accounting for consolidation of certain legal entities. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to certain entities from applying the variable interest entity, or VIE guidance. Among other things, the amended standard revised the consolidation model and certain guidance for limited partnerships, which included elimination of the presumption that a general partner should consolidate a limited partnership and the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. This accounting update is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted, and the new standard may be adopted either retrospectively or using a modified retrospective approach. We do not anticipate that our ultimate consolidation conclusions for non-wholly-owned subsidiaries will change upon adoption of the revised guidance. However, we believe that additional VIE disclosures will be required.

22. SUBSEQUENT EVENTS

Distribution to Partners

On January 28, 2016, the board of directors of Midcoast Holdings, acting in its capacity as the General Partner of MEP, declared a cash distribution payable to our unitholders on February 12, 2016. The distribution was paid to unitholders of record as of February 5, 2016, of our available cash of $16.5 million at December 31, 2015, or $0.3575 per limited partner unit. We paid $7.6 million to our public Class A common unitholders, while $8.9 million in the aggregate was paid to EEP with respect to its Class A common units and subordinated units and Midcoast Holdings, with respect to its general partner interest.

Midcoast Operating Distribution

On January 28, 2016, the general partner of Midcoast Operating declared a cash distribution by Midcoast Operating payable on February 12, 2016 to its partners of record as of February 5, 2016. Midcoast Operating paid $27.6 million to us and $25.9 million to EEP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015, with the participation of our principal executive and principal financial officers, based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2015.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended December 31, 2015.

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

Name	Age	Position
Dan A. Westbrook	63	Director and Chairman of the Board
John A. Crum	63	Director
J. Herbert England	69	Director
C. Gregory Harper	51	Director and President
James G. Ivey	64	Director
Mark A. Maki	51	Director and Senior Vice President
R. Poe Reed	60	Director and Vice President & Chief Commercial Officer
Edmund P. Segner III	62	Director
Noor S. Kaissi	43	Controller
E. Chris Kaitson	59	Vice President — Law and Assistant Corporate Secretary
John A. Loiacono	53	Vice President — Commercial Activities
Byron C. Neiles	50	Vice President — Major Projects
Stephen J. Neyland	48	Vice President — Finance
Kerry C. Puckett	54	Vice President — Engineering and Operations, Gathering & Processing
Jonathan N. Rose	48	Treasurer
Allan M. Schneider	57	Vice President — Regulated Engineering and Operations
David A. Weathers	61	Vice President — Business Development U.S. Midstream
Thomas J. Zimmerman	62	Vice President — Integrity and Environment, Health & Safety

DIRECTORS

Dan A. Westbrook

Dan A. Westbrook was appointed Chairman of the Board and elected as a director of our General Partner in October 2013 and also serves on the Audit, Finance & Risk Committee. Mr. Westbrook has also served as a director of EEP’s general partner and Enbridge Management since October 2007, and serves on the Audit, Finance & Risk Committee of both companies, as well as serving on Special Committees of Enbridge Management. Since 2008, he has also served on the board of the Carrie Tingley Hospital Foundation in Albuquerque, New Mexico. During 2013, Mr. Westbrook was named a director of SandRidge Energy, Inc. From 2001 to 2005, Mr. Westbrook served as president of BP China Gas, Power & Upstream, or BP, and as vice-chairman of the board of directors of Dapeng LNG, a Sino joint venture between BP subsidiary CNOOC Gas & Power Ltd. and other Chinese companies. He held executive positions with BP in Argentina, Houston, Russia, Chicago and the Netherlands before retiring from the company in January 2006. From August 2002 to June 2004, Mr. Westbrook served as director and chairman of the finance committee of the International School of Beijing. He is a former director of Ivanhoe Mines, now known as Turquoise Hill Resources Ltd., an international mining company; Synenco Energy Inc., a Calgary-based oil sands company; and Knowledge Systems Inc., a privately-held U.S. company that provided software and consultant services to the oil and gas industry.

Through his long career in the petroleum exploration and production industry, including his other public company directorships and previous service as President of BP China, Mr. Westbrook provides the board of directors with extensive industry experience, leadership skills, international and petroleum development experience, as well as knowledge of our business environment.

John A. Crum

John A. Crum was appointed a director of our General Partner on February 10, 2014 and also was appointed to serve on the Audit, Finance & Risk Committee. Since 2015, Mr. Crum has been managing partner of JAC Energy Partners, L.L.C., a company which provides advice and invests in upstream oil and gas development opportunities. He also presently serves as Chairman of the board of managers for Forty Acres Energy, L.L.C., a privately held exploration and production company. From 2011 to 2014, Mr. Crum served as President and Chief Executive Officer and as director of Midstates Petroleum Company, Inc., where he led the initial public offering of the oil and gas exploration and production company in 2012. He also served on the board of directors of Coskata, Inc., a private biofuel technology company, from 2012 to 2015. From 1995 to 2011, Mr. Crum served in a number of senior management roles for Apache Corporation international divisions, and ultimately served as Co-Chief Operating Officer and President, North America from 2009 to 2011. Some previous positions held by Mr. Crum include Vice President of Engineering and Operations of Aquila Energy Corporation from 1993 to 1995 and District Manager and Regional Manager for Pacific Enterprises Oil Company from 1986 to 1993.

Mr. Crum brings to the board more than forty years of experience in the energy industry in a variety of engineering and management roles, including leadership through an initial public offering.

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

C. Gregory Harper

C. Gregory Harper was appointed to the board of directors of our General Partner on January 30, 2014 and appointed President effective December 31, 2014. He has been the principal executive officer of our General Partner since February 28, 2014. Mr. Harper has also served as a director of each of EEP’s general partner and Enbridge Management since January 30, 2014 and Executive Vice President — Gas Pipelines & Processing since April 30, 2014. Mr. Harper also was appointed as President, Gas Pipelines and Processing for Enbridge effective January 30, 2014. He is also on the board of directors of Sprague Operating Resources LLC since October 2013. Mr. Harper joined Midcoast Holdings and its affiliates from Southwestern Energy Company, where he held the position of Senior Vice President, Midstream since 2013. Prior to joining Southwestern Energy Company, Mr. Harper served CenterPoint Energy, Inc. as Senior Vice President and Group President, Pipelines and Field Services since December 2008. Before joining CenterPoint Energy in 2008, Mr. Harper served as President, Chief Executive Officer and as a Director of Spectra Energy Partners, LP from March 2007 to December 2008. From January 2007 to March 2007, Mr. Harper served as Group Vice President of Spectra Energy Corp., and was Group Vice President of Duke Energy from January 2004 to December 2006. Mr. Harper was Senior Vice President of Energy Marketing and Management for Duke Energy North America from January 2003 until January 2004 and Vice President of Business Development for Duke Energy Gas Transmission and Vice President of East Tennessee Natural Gas, LLC from March 2002 until January 2003. He served on the Board of Directors and as Chairman of the Interstate Natural Gas Association of America from 2013.

Mr. Harper brings to the board insight and in-depth knowledge of our industry. He also provides leadership skills, pipeline operations and management expertise and knowledge of our local community and business environment, which he has gained through his long career in the oil and gas industry.

James G. Ivey

James G. Ivey was appointed a director of our General Partner on February 10, 2014 and also was appointed to serve on the Audit, Finance & Risk Committee. Mr. Ivey currently co-heads Pintail Oil and Gas, an exploration and production company he co-founded in 2014. Mr. Ivey currently serves on the board of directors of privately held independent power producer, National Energy & Gas Transmission, Inc., since 2004 and Mach Gen LLC from 2004 to 2014. His prior experience includes serving Milagro Exploration from 2009 to 2012 in the role of Executive Vice President and Chief Financial Officer from 2009 to 2010 and then President and Chief Executive Officer from 2010 to 2012. From 2006 to 2008, Mr. Ivey was Executive Vice President and Chief Financial Officer of Cobalt International Energy. From 2004 to 2006, Mr. Ivey served Markwest Hydrocarbon as Senior Vice President and Chief Financial Officer. His previous background includes serving as the Corporate Treasurer for each of Williams Companies from 1995 to 2004 and Arkla Gas from 1982 to 1995, as well as other financial and engineering positions with Conoco and Fluor from 1973 to 1981.

Mr. Ivey brings to the board over forty years of experience in the oil and gas industry in the exploration and production areas, as well as Master Limited Partnership, or MLP, midstream experience in engineering, finance and corporate governance.

Mark A. Maki

Mark A. Maki was appointed Senior Vice President of our General Partner in February 2014, and he has served as a director of our General Partner since May 2013. Previously he served as Principal Executive Officer from October 2013 until February 2014. Mr. Maki previously served as President of our General Partner from May 2013 to October 2013. He was appointed President and Principal Executive Officer of EEP’s general partner and Enbridge Management on January 30, 2014 and has served both companies as a director since October 2010. Mr. Maki previously served as President of Enbridge Management and Senior Vice President of EEP’s general partner from October 2010. He also served Enbridge in the functional title of Acting President, Gas Pipelines during 2013. Mr. Maki previously served as Vice President — Finance of EEP’s general partner and Enbridge Management from July 2002 to October 2010. Prior to that time, Mr. Maki served as Controller of EEP’s general partner and Enbridge Management from June 2001, and prior to that, as Controller of Enbridge Pipelines from September 1999.

Mr. Maki brings almost thirty years of oil and gas experience to the board having joined Enbridge in 1986 and progressing through a series of accounting and financial roles of increasing responsibility during his tenure in the United States and Canada. Through his broad range of domestic and Canadian experience in the pipeline industry, Mr. Maki provides the board of directors with financial expertise, leadership skills in our industry and knowledge of our local community and business environment.

R. Poe Reed

R. Poe Reed joined Enbridge on September 28, 2015 as Vice President & Chief Commercial Officer of our General Partner and was elected as a director effective November 30, 2015. Previously, Mr. Reed was President and Chief Executive Officer of Caliber Midstream from June 2014 to September 2015. Prior to that Mr. Reed was with CenterPoint Energy from January 2011 through June 2014, most recently from December 2013 through June 2014 serving as Executive Vice President and Chief Commercial Officer for Enable Midstream, an MLP in which CenterPoint Energy holds a majority interest and from January 2011 to December 2013 serving as Senior Vice President and Chief Commercial Officer for Interstate Pipelines for CenterPoint Energy. From July 2009 through January 2011, he served as Vice President of natural gas and NGL marketing at DCP Midstream. Before joining DCP Midstream, Mr. Reed worked in various executive and non-executive capacities with some of the predecessors of DCP, including Duke Energy Field Services Canada, PanEnergy and Texas Eastern.

Mr. Reed brings to the board over thirty years of experience in the midstream sector of the oil and gas industry as well as commercial operations for transmission pipelines, asset-based trading and optimization facilities and gathering and processing businesses.

Edmund P. Segner III

Edmund P. Segner III was appointed a director of our General Partner on February 10, 2014. Mr. Segner is currently a professor in the Department of Civil and Environmental Engineering at Rice University and serves on the boards of directors of three other companies and audit committees, as follows: Bill Barrett Corp., an oil and gas exploration and production company, since August 2009; Archrock GP LLC, formerly Exterran GP LLC, the general partner of Archrock Partners, L.P., an MLP which provides contract operations since May 2009; and Laredo

Petroleum Inc., a Permian oil and gas exploration and development company since August 2011. Mr. Segner retired from EOG Resources, Inc. in 2008. He had held several offices at EOG during his tenure from 1997 to 2008 including President, Chief of Staff and Director and principal financial officer. Formerly, from 1988 to early 1998, Mr. Segner held several positions with Enron Corporation, including Vice President, Senior Vice President and Executive Vice President. Previously, Mr. Segner also served on the boards of Seahawk Drilling from 2009 to 2011 and of Universal Compression Holdings from 2000 to 2002. He has also served as a member of the board or as a trustee for several nonprofit organizations.

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

E. Chris Kaitson was appointed Vice President — Law and Assistant Corporate Secretary of our General Partner in May 2013. Mr. Kaitson has served as Vice President — Law and Assistant Corporate Secretary of EEP’s general partner and Enbridge Management since May 2007. He also currently serves as Deputy General Counsel of Enbridge. Prior to that, he was Assistant General Counsel and Assistant Secretary of EEP’s general partner and Enbridge Management from July 2004. He served as Corporate Secretary of EEP’s general partner and Enbridge Management from October 2001 to July 2004. He was previously Assistant Corporate Secretary and General Counsel of Midcoast Energy Resources, Inc. from 1997 until it was acquired by Enbridge in May 2001.

John A. Loiacono was appointed Vice President — Commercial Activities of our General Partner in May 2013. Mr. Loiacono also served as Vice President — Commercial Activities of EEP’s general partner and Enbridge Management from July 2006 to April 2014. Prior to that, he was Director of Commercial Activities for our General Partner and Enbridge Management from April 2003 and commenced employment with Midcoast Energy Resources, Inc. in February 2000 as an Asset Optimizer until it was acquired by Enbridge in May 2001.

Byron C. Neiles was appointed Vice President — Major Projects of our General Partner in May 2013. He was elected Senior Vice President — Major Projects of EEP’s general partner and Enbridge Management in April 2013. Previously, Mr. Neiles served EEP’s general partner and Enbridge Management as Vice President — Major Projects from October 2010. Additionally, Mr. Neiles has served Enbridge as Senior Vice President — Major Projects since November 2011 and previously served Enbridge as Vice President in the Major Projects division since April 2008, prior to which he was Vice President of Enbridge Gas Distribution from 2003 to 2008. Mr. Neiles joined Enbridge in 1994.

Stephen J. Neyland was appointed Vice President — Finance of our General Partner in May 2013. Mr. Neyland has served as Vice President — Finance of EEP’s general partner and Enbridge Management since October 2010. Mr. Neyland was previously Controller of EEP’s general partner and Enbridge Management effective September 2006. Prior to his appointment, he served as Controller — Natural Gas from January 2005, Assistant Controller from May 2004 to January 2005 and in other managerial roles in finance and accounting from December 2001 to May 2004. Prior to joining Enbridge, Mr. Neyland was Controller of Koch Midstream Services from 1999 to 2001.

Kerry C. Puckett was appointed Vice President — Engineering and Operations, Gathering & Processing of our General Partner in May 2013. Mr. Puckett also served as Vice President — Engineering and Operations, Gathering & Processing of EEP’s general partner and Enbridge Management from October 2007 to April 2014. Prior to this appointment, he served as General Manager of Engineering and Operations from 2004 and Manager of Operations from 2002 to 2004. Prior to joining Enbridge, he served as Manager of Business Development for Sid Richardson Energy Services Company.

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

Allan M. Schneider was appointed Vice President — Regulated Engineering and Operations of our General Partner in May 2013. Mr. Schneider has served as Vice President, Regulated Engineering and Operations of EEP’s general partner and Enbridge Management since October 2007. Prior to his appointment, he served as Director of Engineering and Operations for Regulated & Offshore and Director of Engineering Services from January 2005. Prior to that, Mr. Schneider was Vice President of Engineering and Operations for Shell Gas Transmission, L.L.C. from December 2000.

David A. Weathers was appointed Vice President — Business Development U.S. Midstream of our General Partner in July 2014. Previously, Mr. Weathers was Sr. Director, Midstream at Southwestern Energy from October 2013 to July 2014. Prior to joining Southwestern Energy, he was Director and Sr. Director, US Gas Assets of NextEra Energy from July 2008 to October 2013. Before joining NextEra, Mr. Weathers served as General Manager, Business Development for Spectra Energy and various other positions spanning over 30 years with Spectra’s predecessor companies.

Thomas J. Zimmerman was appointed Vice President, Integrity and Environment, Health & Safety of our General Partner in May 2014. He is responsible for supporting safe and reliable operations for the company and its subsidiaries. From January 2014 to May 2014, Mr. Zimmerman served Enbridge as Vice President, Integrity — Gas Pipelines for the Gas Transportation department. From July 2012 to January 2014 he was Director, Research, Development & Innovation for Enbridge prior to which he was Director, Operations Service since February 2011. From June 2010 to February 2011 he was Program Manager, System Integrity and from August 2009 to June 2010 he was Manager, Programs & Technical Services. He joined Enbridge in the Liquids Pipelines division in March 2006 as a pipeline integrity engineering specialist. Prior to joining Enbridge, he spent twenty-one years at C-FER Technologies, in Edmonton, Alberta, where he was involved in engineering research and development activities.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities and to furnish us with copies of all reports filed. Based on our review of the Section 16(a) filings that have been received by us and the written representations made by our directors and executive officers, we believe that all filings required to be made under Section 16(a) during 2015 were timely made.

GOVERNANCE MATTERS

We are a “controlled company,” as that term is used in NYSE Rule 303A, because all of our voting units are owned by our General Partner. Because we are a controlled company, the NYSE listing standards do not require that we or our General Partner have a majority of independent directors or a nominating or compensation committee of our General Partner’s board of directors.

The NYSE listing standards require our principal executive officer to annually certify that he is not aware of any violation by the Partnership of the NYSE corporate governance listing standards. Accordingly, this certification was provided as required to the NYSE on March 18, 2015.

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

AUDIT, FINANCE & RISK COMMITTEE

The General Partner has an Audit, Finance & Risk Committee, referred to as the “Audit Committee,” comprised of four board members who are independent as the term is used in Section 10A of the Exchange Act. None of these members are relying upon any exemptions from the foregoing independence requirements. The members of the Audit Committee are John A. Crum, J. Herbert England, James G. Ivey and Dan A. Westbrook. J. Herbert England is chairman of the Audit Committee. The Audit Committee provides independent oversight with respect to our internal controls, accounting policies, financial reporting, internal audit function and the report of the independent registered public accounting firm. The Audit Committee also reviews the scope and quality, including the independence and objectivity, of the independent and internal auditors and the fees paid for both audit and non-audit work and makes recommendations concerning audit matters, including the engagement of the independent auditors, to the Board of Directors.

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

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

General

We are an MLP and do not directly employ any employees, nor do we have executive officers or directors. We are managed by our General Partner and the executive officers of our General Partner, from which our Named Executive Officers, or NEOs, are determined. Our General Partner is wholly owned and controlled by EEP, which is also an MLP and does not directly employ any employees. We entered into an intercorporate services agreement with EEP, which is managed and controlled by Enbridge Management, to provide us with managerial, administrative and operational services. EEP’s general partner, Enbridge Management and Enbridge, through its affiliates, provide managerial, administrative, operational and director services to EEP pursuant to service agreements among them and EEP. Pursuant to our intercorporate services agreement, we reimburse EEP for an allocated portion of the costs of these services, which costs include a portion of the compensation of the NEOs.

The board of directors of our General Partner does not have a compensation committee, nor does it have responsibility for approving the elements of compensation for the NEOs presented in the tables following this discussion. The board of directors of our General Partner, as part of our annual budgeting process, however, does have responsibility for evaluating and determining the reasonableness of our overall budget. The budget includes compensation amounts to be allocated to us for managerial, administrative, operational and director support to be provided by our General Partner, EEP and its affiliates pursuant to the intercorporate service agreement mentioned above. The budgeted amount of total compensation includes the portion of the compensation of the NEOs that will be allocated to us and is discussed in more detail below.

Since we do not have direct employees or directors, and our General Partner does not have responsibility for approving the elements of compensation for the NEOs, we and our General Partner do not have compensation policies. The compensation policies and philosophy of Enbridge govern the types and amounts of compensation of each of the NEOs. The NEOs at December 31, 2015 were:

•	C. Gregory Harper, President (Principal Executive Officer) and Director
•	Stephen J. Neyland, Vice President — Finance (Principal Financial Officer)
•	Janet L. Coy, Vice President — Natural Gas Marketing
•	John A. Loiacono, Vice President — Commercial Activities
•	Kerry C. Puckett, Vice President — Engineering and Operations, Gathering and Processing

Mr. Harper is also an executive officer of Enbridge and serves as President, Gas Pipelines & Processing of Enbridge. Since Mr. Harper is also an executive officer of Enbridge, the Human Resources and Compensation Committee of the board of directors of Enbridge, or the HRC Committee, approves the elements of compensation for him based on the recommendation of the President & Chief Executive Officer of Enbridge considering Mr. Harper’s position within Enbridge on an enterprise-wide basis. Furthermore, Mr. Neyland is also an officer of EEP’s general partner and Enbridge Management.

The HRC Committee does not have responsibility for reviewing or approving compensation for employees on an individual basis who are not part of Enbridge’s executive leadership team. Compensation of our NEOs, with the exception of Mr. Harper, is determined as part of an Enbridge enterprise-wide review process. Each business unit develops a salary increase budget recommendation, in consultation with the Enbridge corporate compensation department, based on a competitive analysis of the labor market for that business unit. These recommendations are presented, in summary and on a business unit basis, to the HRC Committee for approval. Individual salary increases are implemented after the HRC Committee approves the overall budget. Compensation adjustments for the remaining NEOs are recommended by their supervisors and reviewed by the executive leadership team of Enbridge, including the President & Chief Executive Officer of Enbridge. Enbridge’s President & Chief Executive Officer approves the individual salary increase recommendations, on an enterprise-wide basis, to ensure that compensation expense is within the budget approved by the HRC Committee. Each of the NEOs provides services to other affiliates of Enbridge and, therefore, compensation is determined on the basis of overall performance with respect to Enbridge and all of its affiliates and not solely based on performance with respect to us.

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

The elements of total compensation in 2015 for senior management of Enbridge, which includes Mr. Harper, are:

•	Base Salary — to provide a fixed level of compensation for performing day-to-day responsibilities, while balancing the individual’s role and competency, market conditions and issues of attraction and retention.
•	Short-term incentive — to provide a competitive, performance cash award based on pre-determined corporate, business unit and individual goals that measure the execution of the business strategy over a one-year period.
•	Medium-term and long-term incentives — to recognize contributions and provide competitive, compensation comprised of performance stock units, restricted stock units, performance stock options and incentive stock options that are tied to the share price of Enbridge common shares, MEP common units and other financial measures, and are considered at-risk to motivate performance over the medium and long term.
•	Pension plan — to provide a competitive retirement benefit.
•	Savings plan — to promote ownership of Enbridge common shares and to provide the opportunity to save additional funds for retirement or other financial goals.
•	Perquisites — to provide a competitive allowance to offset expenses largely related to the executive’s role.
•	Benefits — to provide a competitive benefits program including health and welfare, life insurance and disability programs.
•	Employment agreements — to provide specific total compensation terms in situations of involuntary termination or constructive dismissal.

The elements of compensation for NEOs other than Mr. Harper are similar to those described above, except that none have an employment agreement, and they are not eligible for Enbridge performance stock options. The HRC Committee makes determinations as to whether the enterprise-wide performance goals have been achieved, approves business unit results and makes adjustments as necessary to more accurately reflect whether those goals have been met or exceeded. For example, the HRC Committee may determine to disregard the impacts of certain long-term financing activities on earnings when determining whether certain goals have been met.

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

The following is a summary for 2015 of the incentive targets, payout range, and relative weightings between the Enbridge corporate, business unit and individual performance:

	Target STIP%(1)	Pay Out Range	Relative Weighting
			Corporate	Business Unit	Individual
C. Gregory Harper President (and Principal Executive Officer) and Director	60%	0 – 120%	25%	50%	25%
Stephen J. Neyland Vice President – Finance (and Principal Financial Officer)	35%	0 – 70%	25%	50%	25%
Janet L. Coy Vice President – Natural Gas Marketing	35%	0 – 105%	25%	50%	25%
John A. Loiacono Vice President – Commercial Activities	35%	0 – 70%	25%	50%	25%
Kerry C. Puckett Vice President – Engineering and Operations, Gathering and Processing	35%	0 – 70%	25%	50%	25%

(1)	All values are expressed as percentages of base salary.

The overall performance multiplier and STIP are calculated as follows:

Performance multiplier	STIP
   Corporate target incentive opportunity x (0 – 2)(1)
 + Business unit target incentive opportunity x (0 – 2)(1)
 + Individual target incentive opportunity x (0 – 2)(1)
= Overall performance multiplier (0 – 2)(1)	Base Salary $ x Target STIP % x Overall performance multiplier (0 – 2)(1) = $ Short term incentive award

(1)	Ms. Coy’s incentive opportunity is reflected on a scale of zero to three.

Enbridge Corporate Performance

Corporate performance was measured by adjusted earnings per share, or adjusted EPS, in 2015. This is a metric that focuses on return to shareholders and is aligned with how investors and security analysts assess Enbridge’s performance on an annual basis.

The adjusted EPS metric represents a significant component of the named executives’ short-term incentive award at 25%. Enbridge’s 2015 EPS guidance range was $2.05 Canadian Dollars, or CAD, to $2.35 CAD, as approved by the Enbridge board of directors prior to the start of 2015. Adjustments are made to ensure the result is a fair reflection of performance. Approximately $1,903 million CAD was adjusted out of the calculation, including mark-to-market gains/losses, restructuring charges and non-cash goodwill and asset impairments. For incentive compensation purposes, adjusted earnings also exclude the impact of certain long-term financing activities on earnings. The corporate multiplier ranges from 0 to 2.0, with 1.0 meaning that the performance measure was met.

Ms. Coy’s corporate multiplier ranges from 0 to 3.0, with 1.0 meaning that the performance measure was met. The 2015 adjusted corporate EPS performance for STIP is $2.23 CAD, resulting in a corporate multiplier of 1.20, or for Ms. Coy, a corporate multiplier of 1.40.

Enbridge Business Unit Performance

Business unit performance measures vary among the NEOs to reflect the annual business plans and operations for which each NEO is accountable. Performance is measured against targets that are established at the beginning of the year. The detailed business unit performance measures for each of the NEOs are set forth in the tables which follow.

The business performance measure for each NEO is designed to reflect their multiple responsibilities at Enbridge. For 2015, the performance measure for Messrs. Harper and Puckett is calculated at 50% Gas Pipelines and Processing — Enbridge unit and 50% for the Gas Pipelines and Processing – Midcoast Operating unit, or GPP MEP, resulting in a business unit multiplier of 1.40. Mr. Neyland’s performance measure is calculated at 100% for the Gas Pipelines and Processing – Shares Services unit, resulting in a business unit multiplier of 1.28. Ms. Coy’s performance measure is calculated at 74% for the GPP MEP unit and 26% for the Tidal Energy Marketing unit, resulting in a business unit multiplier of 1.71. The performance measure for Mr. Loiacono’s is calculated at 100% for the GPP MEP unit, resulting in a business unit multiplier of 1.34.

The business unit multipliers upon which the NEO’s STIP is calculated are included in the following tables. They reflect rounding and range from 0 to 2.0, with 1.0 meaning that the performance measure was met. The business units include us, but also include portions of other Enbridge businesses.

Gas Pipelines & Processing — Enbridge Inc.
Performance Measure	Weight	Sub Measures & Weightings		Multiplier	Weighted Multiplier
Safety, Operations & Integrity	35%	Health and Safety Training Safety Observations Incident Investigation Action Items Total Recordable Injury Frequency Process Safety Incident Frequency Operational Risk Assessment – Inspections Operational Risk Reduction – Safety Audit Items	5% 5% 5% 5% 5% 5% 5%	1.44	0.50
Financial	35%	Budgeted Earnings	35%	1.10	0.39
Commercial	30%	Cost Reductions and Re-Contracting Newly Secured Growth Projects	15% 15%	1.90	0.57
Business Unit Performance Multiplier					1.46

Gas Pipelines & Processing — Midcoast Operating
Performance Measure	Weight	Sub Measures & Weightings		Multiplier	Weighted Multiplier
Safety, Operations & Integrity	35%	Health and Safety Training Safety Observations Incident Investigation Action Items Total Recordable Injury Frequency Process Safety Incident Frequency Operational Risk Assessment – Inspections Operational Risk Reduction – Safety Audit Items	5% 5% 5% 5% 5% 5% 5%	1.44	0.50
Financial	35%	Midcoast Distributable Cash Flow	35%	1.17	0.41
Commercial	30%	Newly Secured Growth Projects	30%	1.43	0.43
Business Unit Performance Multiplier					1.34(1)

(1)	Ms. Coy’s incentive opportunity is reflected on a scale of zero to three; therefore, her business unit performance multiplier for GPP MEP is 1.68.

Gas Pipelines & Processing — Shared Services
Performance Measure	Weight	Sub Measures & Weightings		Multiplier	Weighted Multiplier
Safety, Operations & Integrity	35%	Health and Safety Training Safety Observations Incident Investigation Action Items Total Recordable Injury Frequency Process Safety Incident Frequency Operational Risk Assessment – Inspections Operational Risk Reduction – Safety Audit Items	5% 5% 5% 5% 5% 5% 5%	1.44	0.50
Financial	40%	EEP Liquids Adjusted Net Income Midcoast Distributable Cash Flow Offshore Adjusted Net Income	20% 16% 4%	1.05	0.42
Commercial	25%	Newly Secured Growth Projects	25%	1.43	0.36
Business Unit Performance Multiplier					1.28

Tidal Energy Marketing
Performance Measure	Weight	Sub Measures & Weightings		Multiplier	Weighted Multiplier
Risk Policy Compliance	15%	Risk Policy Exceptions Significant Risk Policy Violations	10% 5%	0.87	0.13
Internal Controls	15%	Internal Control Deficiencies Internal Control Continuous Improvement	10% 5%	1.47	0.22
Employee Development	10%	Career Development Discussions	10%	2.00	0.20
Safety	20%	Safety Meetings Safety Incidents	5% 15%	1.25	0.25
Financial	40%	Tidal Oil & NGL Budgeted Earnings Tidal Natural Gas Budgeted Earnings Long-term Earnings Development	15% 15% 10%	1.50	0.60
Business Unit Performance multiplier					1.40(1)

(1)	Ms. Coy’s incentive opportunity is reflected on a scale of zero to three; therefore, her business unit performance multiplier for Tidal Energy Marketing is 1.8.

Individual Performance

Each of the NEOs establishes individual goals at the beginning of each year by which individual performance is measured. These goals are based on areas of strategic and operational emphasis related to their respective portfolios, development of succession candidates, employee engagement, community involvement and leadership. Individual performance ratings are recommended to the HRC Committee by the President & Chief Executive Officer of Enbridge for Mr. Harper. The individual performance ratings for the remaining NEOs are recommended by their supervisors to the Enbridge executive leadership team, including the President & Chief Executive Officer of Enbridge.

Summary of 2015 Performance Multipliers

The following table summarizes the corporate, business unit and individual performance multipliers for each NEO, associated weights and overall performance multiplier result:

NEO	Corporate Performance(a) (Weight x Multiplier)	Business Unit Performance(b) (Weight x Multiplier)	Individual Performance(c) (Weight x Multiplier)	Overall Performance Multiplier (a+b+c)
C. Gregory Harper	25% x 1.20 = 0.30	50% x 1.40 = 0.70	25% x 1.65 = 0.41	1.41
Stephen J. Neyland	25% x 1.20 = 0.30	50% x 1.28 = 0.64	25% x 1.65 = 0.41	1.35
Janet L. Coy	25% x 1.40 = 0.35	50% x 1.71 = 0.86	25% x 2.10 = 0.52	1.73
John A. Loiacono	25% x 1.20 = 0.30	50% x 1.34 = 0.67	25% x 1.20 = 0.30	1.27
Kerry C. Puckett	25% x 1.20 = 0.30	50% x 1.40 = 0.70	25% x 1.60 = 0.40	1.40

Based on the overall performance multiplier determined from the above table, short term incentive awards for our NEOs were calculated as follows:

NEO	Base Salary(a)	Target(b)	Overall Performance Multiplier(c)	Calculated STIP(1) =(a) x (b) x (c)	Actual STIP(1)
C. Gregory Harper	$424,300	60%	1.41	$358,958	$359,594
Stephen J. Neyland	270,144	35%	1.35	127,643	127,881
Janet L. Coy	264,450	35%	1.73	160,124	160,436
John A. Loiacono	268,317	35%	1.27	119,267	119,268
Kerry C. Puckett	281,875	35%	1.40	138,119	153,118

(1)	Calculated and actual results may vary from mathematical results due to proration of changes to STIP targets throughout the year, rounding and/or discretionary adjustments.

The calculated STIP may be adjusted for Mr. Harper by a recommendation of the President & Chief Executive Officer of Enbridge to the HRC Committee, which must approve any such recommendation. Any adjustment for the remaining NEOs would be reviewed by the executive leadership team of Enbridge, including the President & Chief Executive Officer of Enbridge. Enbridge’s President & Chief Executive Officer approves the awards on an enterprise-wide basis.

Medium and Long-Term Incentives

Enbridge believes that a combination of medium and long-term incentive plans aligns a component of executive compensation with the interests of Enbridge shareholders beyond the current year. A significant percentage of the value of the annual long-term incentive awards to the NEOs is contingent on meeting performance criteria and price hurdles. Specifically, when targets and performance relative to peer organizations are achieved, the value of the medium and long-term incentive is maximized for the executives while also benefitting shareholders. The mix of medium and long-term incentive programs and total target medium and long-term incentive opportunity, expressed as a percentage of base salary, are as follows:

NEO	Target Medium & Long-term Incentives	Amount Each Plan Contributes to Total Target Grant
		Enbridge Performance Stock Units	MEP Performance Stock Units	Enbridge Performance Stock Options(1)	Enbridge Incentive Stock Options
C. Gregory Harper	200.0%	30.0%	80.0%	60.0%	30.0%
Stephen J. Neyland	70.0%	12.6%	28.0%	—	29.4%
Janet L. Coy	70.0%	5.3%	52.5%	—	12.3%
John A. Loiacono	70.0%	5.3%	52.5%	—	12.3%
Kerry C. Puckett	70.0%	12.6%	28.0%	—	29.4%

(1)	Performance stock options are granted approximately once every five years to Enbridge executive officers only, and they are intended to cover a five year period. The above table displays the intended annualized value. The last regular performance stock option grant was in 2012, which was intended to provide annual value over the period from 2012 to 2016; however, Mr. Harper was provided an initial grant of performance stock options upon his hire in 2014 to cover the period from 2014 to 2016.

With the exception of Mr. Harper, actual award values, expressed as a percentage of base salary, range between 0% and 195% of the target medium and long-term incentive opportunity, based on individual performance history, succession potential, retention considerations and market competitiveness. Discretionary adjustments may also be considered.

Enbridge

Enbridge has four plans that make up its medium and long-term incentive program for our named executives:

•	A Performance Stock Unit Plan (2007), or PSUP, which includes three-year phantom shares with performance conditions that impact payout;
•	A Performance Stock Option Plan (2007), or PSOP, which includes eight-year options to acquire Enbridge common shares with performance and time vesting conditions;
•	An Incentive Stock Option Plan (2007), or ISOP, which includes 10-year stock options to acquire Enbridge common shares with time vesting conditions; and
•	A Restricted Stock Unit Plan (2006), or RSUP, which includes 35-month phantom shares with time vesting conditions.

Only the Enbridge Executive Leadership Team, which includes Mr. Harper, are eligible to receive grants under the PSOP.

In 2014, upon hire, Mr. Harper received a one-time discretionary restricted stock unit or RSU grant, which includes 35-month phantom shares with time vesting conditions. This was a one-time grant outside of his normal targets of medium and long-term incentives. Mr. Harper is the only NEO who received an RSU grant.

MEP

MEP has an additional plan that makes up its medium and long-term incentive program for senior management, for which all NEOs are eligible:

•	A Long-term Incentive Plan, or LTIP, which includes restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights with performance conditions that impact payout. In 2015, our General Partner issued performance stock units, or PSUs, under this plan.

Enbridge Plans

PSUP

The PSUP is a three-year performance-based unit plan. PSUs vest at the end of a three year performance period that begins on January 1 of the year granted and during the term the units are outstanding, a liability and expense are recorded by Enbridge based on the number of PSUs outstanding (including additional PSUs resulting from reinvesting dividends) and the current market price of an Enbridge common share with an assumed performance multiplier that is determined quarterly based on progress towards achieving the established performance criteria, until the end of the performance period at which point the performance multiplier is known. PSUs do not involve the issuance of any shares of common stock of Enbridge. Notional dividends are paid on the PSUs which are invested in additional PSUs at the then current market price for one share of Enbridge common stock, which are not included in the estimated future payout amounts, but have been included in the compensation associated with stock awards in the Summary Compensation Table.

The initial value of each of these PSUs on the grant date is equivalent to the volume weighted average closing price of one Enbridge common share as quoted on the TSX or NYSE for the 20 trading days immediately preceding the start of the performance period. Performance measures and targets are established at the start of the term to reflect levels of performance that would be considered weak, average or exceptional. Achievement of the performance targets can decrease or increase the final award value in a range of 0% to 200%. The target level at which PSUs are issued represents 100% of the number of PSUs initially granted and attainment of the established performance criteria. Payments under the PSUP may be increased up to 200% of the original award when Enbridge exceeds the established targets. If Enbridge fails to meet threshold performance levels, no payments are made under the PSUP. Awards are granted annually and paid in cash at the end of a three-year term based on two performance criteria that were established for the grant. For the 2015 grant, these measures are EPS and relative price to earnings ratio, or P/E Ratio, each of which are weighted at 50%.

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

The second performance criterion is the Enbridge P/E Ratio relative to a selected comparative group of companies. Enbridge’s price to earnings performance has historically been very strong, therefore performance below the median of the peer group results in a multiplier of zero, performance between the median and 75th percentile results in a multiplier of one and performance above the 75th percentile results in a multiplier of two. The following table presents the comparative group for the P/E Ratio for the 2015 grant.

Price/Earnings Ratio — Comparative Group of Companies

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

Enbridge granted performance stock options to Mr. Harper in 2014 in conjunction with his employment with Enbridge to cover the period from 2014 to 2016. Mr. Harper is the only NEO who participated in this plan. The performance criteria for Mr. Harper’s 2014 performance stock options vest in equal annual installments over four years (normally over five years), subject to Enbridge common share price hurdles of $53.00 CAD and $58.00 CAD on the Toronto Stock Exchange, or TSX, weighted at 60% and 40%, respectively, which must be met by February 2019. As of December 31, 2015, both of the Enbridge common share price targets for the 2014 grant have been met, therefore 25% of the grant is exercisable. For clarity, the following table further describes the vesting provisions and performance criteria of Mr. Harper’s 2014 performance stock option grant:

	% Vested
Share price(1)	Year 1 (25% time vested)	Year 2 (50% time vested)	Year 3 (75% time vested)	Year 4 (100% time vested)
Less than $53 (0% performance vested)	0%	0%	0%	0%
Greater than $53 but less than $58 (60% performance vested)	15%	30%	45%	60%
Greater than $58 (100% performance vested)	25%	50%	75%	100%

Attribution	Year 1	Year 2	Year 3	Year 4
Intended annual value	33% of grant value	33% of grant value	34% of grant value	0% of grant value

(1)	The weighted average trading price in CAD over a period of 20 consecutive trading days. The grant price was $48.81 CAD.

ISOP

The ISOP provides regular stock options that focus the Enbridge executives on increasing shareholder value over the long-term through common share price appreciation. Stock options are granted annually to Enbridge executives entitling them to acquire Enbridge common shares at a price defined at the time of grant. These options become exercisable over a period of four years at a rate of 25% per year, and the term of each grant is ten years.

If an option is awarded at a time when a blackout period is in effect, the grant price and grant date of the option will be set on the sixth trading day following the termination of the blackout period, and will not be less than 100% the fair market value as of grant date (the weighted average trading price of an Enbridge common share on the NYSE for the five trading days immediately preceding grant date.) If an option is granted when a blackout period is not in effect, the exercise price may not be less than 100% the fair market value as at grant date. During 2015, each of the NEOs received grants of Enbridge incentive stock options where one option is equivalent to one share of Enbridge common stock.

RSUP

The RSUP is a plan that awards RSUs which have the same value as a common share of Enbridge stock, but are not traded in external financial markets. Throughout the term, units are added to the grants as if dividends were received and reinvested into additional units based on the actual dividend rate for common shares of Enbridge stock. At the end of the 35-month term, the units are paid in cash based on the weighted average price of an Enbridge common share on the NYSE for 20 trading days prior to the end of the term. Due to a one-time RSU grant made upon hire, Mr. Harper is the only NEO that participates in this plan.

LTIP

In 2015, under the LTIP, our General Partner issued PSUs tied to our publicly traded Class A common units, similar to Enbridge’s PSUP. Performance measures and targets are established at the start of the term to reflect levels of performance that would be considered weak, average or exceptional. The provisions governing our PSUs are consistent with those of Enbridge PSUs with the exception of the performance measures used. Achievement of the performance targets can decrease or increase the final award value in a range of 0% to 200%. Our PSUs do not involve the issuance of any of our units. Throughout the term, units are added to the grants as if cash distributions were received and reinvested into additional units based on the actual cash distribution rate for our units. Awards are granted annually and paid in cash at the end of a three-year term based on two performance criteria that were established for the grant: for the 2015 grant, these measures are distributable cash flow per unit (DCF) growth and reduction in relative yield (Yield Ratio), each of which are weighted at 50%.

The DCF performance reflects our commitment to our unitholders to achieve DCF growth that meets or exceeds average industry growth rates projected at the time of grant. DCF represents the cash we have available for distribution to unitholders, and is a key metric for master limited partnerships. The DCF required to achieve a two multiplier (the maximum) would demonstrate achievement of compound annual growth consistent with exceptional industry growth rate (and for the 2015 grant, anticipated asset drop-downs) and would represent exceptional performance to the investment community.

The second performance criterion is the Yield Ratio, which is a measure of how effective we are at deploying capital and growing cashflow and the underlying business relative to a selected comparative group of companies. A reduction in yield, relative to peers, represents improvement in both areas. The following table presents the comparative group for the Yield Ratio for the 2015 grant.

Yield Ratio — Comparative Group of Companies

American Midstream Partners, L.P.	QEP Midstream Partners, L.P.
Crestwood Midstream Partners, L.P.	Regency Energy Partners, L.P.
DCP Midstream Partners, L.P.	Southcross Energy Partners, L.P.
Enable Midstream Partners, L.P.	Summit Midstream Partners, L.P.
MarkWest Energy Partners, L.P.	Targa Resources Partners, L.P.

This peer group of companies was selected because they are all U.S. gas gathering and processing MLPs whose strategies involve organic growth or drop-downs from general partners, similar to us.

The board of directors of our general partner has the authority to approve any amendments to the performance measures, the expected levels of performance and term. Additionally, the board of directors of our general partner has the authority to waive restrictions with respect to participation in the LTIP or the maturity of grants under the LTIP for any specific participants.

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

EEP determines a budgeted allocation rate for our NEOs’ compensation in accordance with the terms of the agreements it has entered into with Enbridge Management, Enbridge and its affiliates and provides reimbursement for costs of services based on an allocation method provided under those agreements. Since the allocation rate is estimated, the actual time spent by an NEO on behalf of EEP (which includes services to us) may vary from the budgeted allocation rate, and EEP may be allocated more or less of that NEO’s compensation than the actual percentage of his time spent on its behalf in a given year. The amount of our NEOs’ compensation that is allocated by EEP to us is determined in accordance with the terms of the intercorporate services agreement. For additional information, regarding our intercorporate services agreement, please read Item 13. Certain Relationships and Related Transactions, and Director Independence — Intercorporate Service Agreements.

The compensation of our NEOs included in the tables below is established by Enbridge as described above. We selected our top three most highly compensated executives (other than our principal executive officer and our principal financial officer) based on current expectations regarding the amount of time such executives will devote to us and services related to our business. We have included in the following tables the full amount of compensation and related benefits provided for each of the NEOs, together with an estimate of the approximate time spent by each NEO on MEP’s behalf (and on EEP’s behalf for 2013 before the Offering) and the estimated amount of compensation cost allocated to MEP for the years ended December 31, 2015, 2014 and 2013, as applicable. Since the amount of NEO compensation allocated to MEP is based on estimates of time spent on MEP’s behalf by the particular NEO, the compensation amounts allocated to MEP as presented below may not reflect the actual amount of compensation allocated to us for each particular NEO. We are a newly established partnership that was formed in May 2013. While no specific amounts of such compensation were allocated to us for 2013, the financial statements of Midcoast Operating, L.P. includes an allocation of NEO compensation to EEP.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards(1) ($) (e)	Option Awards(2) ($) (f)	Non-Equity Incentive Plan Compensation(3) ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation(4) ($) (i)	Total ($) (j)	Approximate Percentage of Time Devoted to Midcoast Energy Partners, L.P.(6) (%)	Approximate Amount Allocated to Midcoast Energy Partners, L.P.(6) ($)
C. Gregory Harper(5) President (Principal Executive Officer) and Director	2015 2014 2013	421,725 377,167 —	— 370,000 —	279,908 471,315 —	264,991 197,841 —	359,594 273,254 —	130,000 119,000 —	118,886 49,792 —	1,575,104 1,858,369 —	35 45 —	551,286 836,266 —
Stephen J. Neyland Vice President – Finance (Principal Financial Officer)	2015 2014 2013	268,497 260,718 248,637	— — —	99,320 384,811 272,116	225,871 238,549 200,840	127,881 122,234 134,610	11,000 523,000 3,000	38,040 38,175 43,647	770,609 1,567,487 902,850	45 45 90	346,774 705,369 780,931
Janet L. Coy Vice President – Natural Gas Marketing	2015 2014 2013	262,838 256,000 —	— — —	75,693 231,789 —	136,407 200,056 —	160,436 106,555 —	27,000 405,000 —	37,840 39,294 —	700,214 1,238,694 —	75 100 —	525,160 1,238,694 —
John A. Loiacono Vice President – Commercial Activities	2015 2014 2013	266,681 259,744 251,334	— — —	77,768 338,319 259,101	180,239 232,984 206,463	119,268 66,482 115,430	(15,000) 428,000 (27,000)	38,082 46,992 44,909	667,038 1,372,521 850,237	100 100 100	667,038 1,372,521 850,237
Kerry C. Puckett Vice President – Engineering and Operations Gathering & Processing	2015 2014 2013	280,156 266,230 245,823	— — —	101,594 331,638 243,797	204,510 219,609 203,528	153,118 113,857 115,370	19,000 398,000 1,000	43,815 51,942 43,853	802,193 1,381,276 853,371	85 85 100	681,864 1,174,084 853,371

(1)	The compensation expense associated with PSUs granted on January 1 in 2015, 2014 and 2013 under the PSUP and PSUs granted on January 1 in 2015 under the LTIP for each NEO and RSUs, awarded in January 2014, with respect to Mr. Harper, that are reflected in this column represent one-third of the market value for each year the PSUs and RSUs are outstanding. The PSUs are measured based on the number of respective units granted, dividends reinvested, cliff-vested, the actual or forecast performance multiplier (RSUs do not have performance multipliers used in determining the payout amount). PSUs and RSUs are priced at the date of grant and then revalued each quarter using the spot rate on the last day of each quarter. For example, 2015 includes one-third of the market values for PSUs issued in 2015, 2014 2013 under the PSUP, one-third of the market values for PSUs issued in 2015 under the LTIP and one-third of the market values for RSUs issued in 2014. In 2015, the compensation expense recorded for PSUs granted in 2015, 2014 and 2013 include performance multipliers for years 2015 through 2013, which are estimated based upon the expected or achieved levels of performance in relation to established targets for each year. For years prior to the year a payout is made, a performance multiplier is forecast based upon the progress made in attaining the established performance criteria unless the actual multiplier has been determined. Refer also to Medium and Long-Term Incentives for additional discussion regarding the PSUs. The grant date fair value for each PSU and RSU grant represents the weighted average closing price of an Enbridge common share as quoted on the NYSE for the 20 consecutive days prior to the grant date of January 1 each year. RSUs were granted at a grant price of $41.65 in 2014. The actual payout amounts for the 2013 PSUs that vested on December 31, 2015 were based on the 20 day weighted average share prices prior to December 31, 2015 of $31.97. Compensation expense as reported in the Summary Compensation Table above for Stock Awards has been determined using the following assumptions:

PSU/RSU Grant Date Fair Market Value Prices	2015	2014	2013
Enbridge (20-day average before January 1 of listed year) USD (NYSE)	$49.87	$41.65	$42.27
MEP (20-day average before January 1 of listed year) USD (NYSE)	$14.10	N/A	N/A

Revaluation Date	Mar-31	Jun-30	Sep-30	Dec-31
Enbridge 2013 – 2015 Grants
Share Price/Spot Rate USD (NYSE)	$48.50	$46.79	$37.13	$33.19
2013 PSUs assumed performance multiplier	2.00	2.00	2.00	2.00
2014 PSUs assumed performance multiplier	2.00	2.00	1.89	1.89
2015 PSUs assumed performance multiplier	2.00	2.00	2.00	2.00
MEP 2015 Grants
Share Price/Spot Rate USD (NYSE)	$13.84	$10.65	$9.65	$9.72
2015 PSUs assumed performance multiplier	1.00	1.00	1.00	1.00
(2)	Under the authoritative accounting provisions for share-based payments, the annual expenses for option awards that are granted under the Enbridge ISOP and PSOP are determined by computing the fair value of the options on the grant date using the Black-Scholes option pricing model. The following assumptions were used in computing the fair value of the options on the grant date for the respective option pricing model employed and the indicated year:

	ISOP(a)			PSOP(b)
Assumption	2015	2014	2013	2015	2014	2013
Expected option term in years	6	6	6	N/A	6.5	N/A
Expected volatility	22.36%	20.07%	19.97%	N/A	15.00%	N/A
Expected dividend yield	3.20%	2.87%	2.77%	N/A	2.80%	N/A
Risk-free interest rate	1.81%	1.90%	1.05%	N/A	1.70%	N/A

(a)	All ISOs were granted in $USD.
(b)	All PSOs were granted in $CAD.

The fair value of options granted as computed using the above assumptions is expensed over the shorter of the vesting period for the options and the period to early retirement eligibility. The exercise price and fair value information for all option grants have been converted to USD as set forth in the table below:

	ISOP			PSOP
	2015	2014	2013	2015	2014(a)	2013
Vesting period in years	4	4	4	N/A	4	N/A
Exercise price in USD (NYSE)	$47.41	$44.09	$43.84	N/A	$44.14	N/A
Exercise price in CAD (TSX)	N/A	N/A	N/A	N/A	$48.81	N/A
Grant date exchange rate for $1 USD	N/A	N/A	N/A	N/A	$1.1057	N/A
Option fair value on grant date in USD	$7.10	$6.68	$6.26	N/A	$5.22	N/A
Option fair value on grant date in CAD	N/A	N/A	N/A	N/A	$5.77	N/A
Average year outstanding exchange rate for $1 USD	N/A	N/A	N/A	N/A	$1.1055	N/A

(a)	Prices shown in USD for the PSOs granted on March 13, 2014 in CAD are converted to USD using the exchange rates detailed above.
(3)	Non-equity incentive plan compensation represents awards that are paid in February of each year for amounts that are earned in the immediately preceding fiscal year under the Enbridge STIP as discussed in the above Compensation Discussion and Analysis.
(4)	The table which follows labeled “All Other Compensation” sets forth the elements comprising the amounts presented in this column.
(5)	Mr. Harper was elected as an officer of Enbridge Management and EEP’s General Partner in April 2014. Mr. Harper is also an executive officer of Enbridge with responsibility for other affiliates of Enbridge in addition to those for EEP’s General Partner and Enbridge Management. For more information, please see Part III, Item 10. Directors, Executive Officers and Corporate Governance.
(6)	Because we are a newly established partnership that was formed in May 2013, no specific amounts of NEO compensation were allocated to us for the year ended December 31, 2013. While we had no specific amounts of such compensation allocated to us for 2013, the financial statements of Midcoast Operating includes an allocation of NEO compensation to EEP.
(7)	In 2013, we classified paid time off, PTO, not taken, paid in cash in “Salaries.” In 2015 and 2014, we classified this category of benefits under “Other Compensation” and have retrospectively applied this classification to 2013.

ALL OTHER COMPENSATION
(For the years ended December 31, 2015, 2014 and 2013)

Name	Year	Flexible Benefits(1) $	401(k) Matching Contributions(2) $	Other Benefits(3) $	Total
C. Gregory Harper	2015 2014 2013	35,000 32,219 —	13,250 13,000 —	70,636 4,573 —	118,886 49,792 —
Stephen J. Neyland	2015 2014 2013	20,000 20,000 20,000	13,250 13,000 12,750	4,790 5,175 10,897	38,040 38,175 43,647
Janet Coy	2015 2014 2013	20,000 20,000 —	13,250 12,887 —	4,590 6,407 —	37,840 39,294 —
John A. Loiacono	2015 2014 2013	20,000 20,000 20,000	13,250 13,000 12,750	4,832 13,992 12,159	38,082 46,992 44,909
Kerry C. Puckett	2015 2014 2013	20,000 20,000 20,000	13,250 13,000 12,740	10,565 18,942 11,113	43,815 51,942 43,853

(1)	Flexible benefits for our NEOs represent a perquisite allowance that is paid in cash as additional compensation.
(2)	Our NEOs that participate in the Enbridge Employee Services, Inc. Savings Plan, referred to as the 401(k) Plan, may contribute up to 50% of their base salary, which is matched up to 5% by Enbridge. Both individual and matching contributions are subject to limits established by the Internal Revenue Service. Enbridge contributions are used to purchase Enbridge common shares at market value and employee contributions may be used to purchase Enbridge common shares or 21 designated funds.
(3)	Other benefits include parking, relocation, fitness, health assessment, financial planning, awards and vacation not taken and paid out in cash for the NEOs. Mr. Harper’s amount also includes a cash award of $63,000 to partially replace the value lost from long-term incentives of his former employer.

The PSUs are granted to the NEOs pursuant to the PSUP and LTIP. The RSUs are granted pursuant to the RSUP and stock options are granted pursuant to the ISOP and the PSOP. Awards under these plans provide long-term incentive and are administered by the HRC Committee of Enbridge. Although stock options remain outstanding that were granted under the Enbridge Incentive Stock Option Plan (2002), no further stock options will be granted under this plan. The PSUs, RSUs and stock option granted in 2013 through 2015 to our NEOs are denominated in USD. The PSO grant to Mr. Harper is denominated in CAD. The three tables which follow set forth information concerning PSUs, RSUs and stock options granted during the year ended December 31, 2015, outstanding at December 31, 2015 and the number of awards vested and exercised during the year ended December 31, 2015 by each of the NEOs.

GRANTS OF PLAN-BASED AWARDS

Name (a)	Plan Name (b)	Approval Date (b)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Option Awards: Number of Securities Underlying Options(3) (#) (j)	Exercise or Base Price of Option Awards(3) ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards(3) ($) (l)
				Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
C. Gregory Harper	PSUP LTIP ISOP STIP	18-Feb-15 17-Feb-15 18-Feb-15 1-Feb-16	1-Jan-15 1-Jan-15 2-Mar-15 26-Feb-16	— — — —	— — — 254,580	— — — 509,160	— — — —	2,490 23,490 — —	4,980 46,980 — —	— — 18,100 —	— — 47.41 —	124,176 331,209 128,510 —
Stephen J. Neyland	PSUP LTIP ISOP STIP	18-Feb-15 17-Feb-15 18-Feb-15 1-Feb-16	1-Jan-15 1-Jan-15 2-Mar-15 26-Feb-16	— — — —	— — — 94,550	— — — 189,101	— — — —	1,690 10,210 — —	3,380 20,420 — —	— — 24,630 —	— — 47.41 —	84,280 143,961 174,873 —
Janet L. Coy	PSUP LTIP ISOP STIP	18-Feb-15 17-Feb-15 18-Feb-15 1-Feb-16	1-Jan-15 1-Jan-15 2-Mar-15 26-Feb-16	— — — —	— — — 92,558	— — — 277,673	— — — —	390 13,740 — —	780 27,480 — —	— — 6,590 —	— — 47.41 —	19,449 193,734 46,789 —
John A. Loiacono	PSUP LTIP ISOP STIP	18-Feb-15 17-Feb-15 18-Feb-15 1-Feb-16	1-Jan-15 1-Jan-15 2-Mar-15 26-Feb-16	— — — —	— — — 93,911	— — — 187,822	— — — —	360 12,670 — —	720 25,340 — —	— — 6,080 —	— — 47.41 —	17,953 178,647 43,168 —
Kerry C. Puckett	PSUP LTIP ISOP STIP	18-Feb-15 17-Feb-15 18-Feb-15 1-Feb-16	1-Jan-15 1-Jan-15 2-Mar-15 26-Feb-16	— — — —	— — — 98,656	— — — 197,313	— — — —	1,740 10,650 — —	3,480 21,300 — —	— — 25,580 —	— — 47.41 —	86,774 150,165 181,618 —

(1)	The estimated future payouts under non-equity incentive award plans represent awards under the Enbridge STIP as presented above in the Compensation Discussion and Analysis under the section labeled Short-Term Incentive Plan.
(2)	The grant date fair value for each PSU granted under the PSUP to each of our U.S.-based NEOs in 2015 was $49.87 USD, representing the volume weighted average closing price of one Enbridge common share as quoted on the NYSE for the 20 trading days immediately preceding the start of the performance period that began on January 1, 2015. The grant date fair value for each PSU granted under the LTIP in 2015 was $14.10 USD, representing the volume weighted average closing price of one MEP common unit as quoted on the NYSE for the 20 trading days immediately preceding the start of the performance period that began on January 1, 2015.
(3)	The amounts included as the grant date fair value for the 2015 incentive stock option awards represent the amount determined by computing the fair value of the options in accordance with the authoritative guidance for share-based payments on the grant date using the Black-Sholes option pricing model with the following assumptions:
•	6 years expected term;
•	22.36% expected volatility;
•	3.20% expected dividend yield; and
•	1.81% risk free interest rate
The fair value of options granted as computed using these assumptions is $7.10 USD. The grant date fair value is expensed over the shorter of the vesting period for the options, generally four years, and in the year granted for employees age 55 and over and eligible for early retirement. The exercise price of the incentive stock options at the time of grant was $47.41 USD for our NEOs.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1) (c)	Option Exercise Price(2) ($) (e)	Option Expiration Date(1) (f)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4) (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)	Unit Maturity Date
C. Gregory Harper	— 8,663 34,520	18,100 25,987 103,560(3)	47.41 44.09 44.14(3)	2-Mar-25 13-Mar-24 15-Aug-20	2,578 26,255(5) 7,128 13,193(6)	85,567 255,196 236,589 437,867	31-Dec-17 31-Dec-17 31-Dec-16 1-Dec-16
Stephen J. Neyland	— 9,075 20,525 29,325 33,450 7,700 2,750	24,630 27,225 20,525 9,775 — — —	47.41 44.09 43.84 38.65 28.99 21.97 15.80	2-Mar-25 13-Mar-24 27-Feb-23 2-Mar-22 14-Feb-21 16-Feb-20 25-Feb-19	1,750 11,412(5) 2,660	58,076 110,922 88,280	31-Dec-17 31-Dec-17 31-Dec-16
Janet Coy	— 5,425 14,800 18,525 20,800	6,590 16,275 14,800 6,175 —	47.41 44.09 43.84 38.65 28.99	2-Mar-25 13-Mar-24 27-Feb-23 2-Mar-22 14-Feb-21	404 15,357(5) 1,915	13,402 149,272 63,561	31-Dec-17 31-Dec-17 31-Dec-16
John Loiacono	— 7,500 19,075 27,900	6,080 22,500 19,075 9,300	47.41 44.09 43.84 38.65	2-Mar-25 13-Mar-24 27-Feb-23 2-Mar-22	373 14,161(5) 2,660	12,371 137,647 88,280	31-Dec-17 31-Dec-17 31-Dec-16
Kerry Puckett	— 7,338 18,625 26,850 44,600 23,800	25,580 22,012 18,625 8,950 — —	47.41 44.09 43.84 38.65 28.99 21.97	2-Mar-25 13-Mar-24 27-Feb-23 2-Mar-22 14-Feb-21 16-Feb-20	1,802 11,903(5) 2,607	59,794 115,702 86,514	31-Dec-17 31-Dec-17 31-Dec-16

(1)	Each ISO award has a 10-year term and vests pro-rata as to one fourth of the option award beginning on the first anniversary of the grant date; thus the vesting dates for each of the option awards in this table can be calculated accordingly. As an example, for Mr. Neyland’s grant that expires on February 27, 2023, the grant date would be 10 years prior or February 27, 2013 and as a result, the remaining unexercisable amounts would become fully vested on February 27, 2017 representing four years following the grant date.
(2)	Where appropriate, all exercise prices and valuation prices prior to 2011 have been adjusted for the April 2011 Partnership stock split and Enbridge’s May 2011 stock split.
(3)	PSOs were provided to Mr. Harper on March 13, 2014, and are similar to the incentive stock options, except that the quantities that become exercisable are subject to both time and performance requirements. PSOs are granted on an infrequent basis and provide the eligible NEO the opportunity to acquire one Enbridge common share for each option held when the specified time and performance conditions are met. Upon the performance hurdles being met, the PSOs are also time vested 25% annually over four years. As of December 31, 2015, both Enbridge common share price targets had been met and 25% of the grant is exercisable. The PSOs denominated in CAD have been converted to USD using the exchange rate on the grant date of $48.81 CAD based on the TSX converted to $44.14 USD at the conversion rate of $1.1057 CAD to $1.00 USD.
(4)	The unearned common shares, units or other rights that have not vested under stock awards represent PSUs that have not yet reached the end of their term. The PSUs become vested upon achieving the established performance criteria discussed in Medium and Long-Term Incentives, at the end of the term. The amounts represented in the column are the number of units that have not vested at the closing rate at December 31, 2015 of one Enbridge common share on the NYSE at $33.19 or one MEP common unit on the NYSE at $9.72. The market or payout values presented assume a performance multiplier of 1.00 for PSUs granted under the PSUP in 2015 and 2014 and PSUs granted under the LTIP in 2015, which represents the target level.
(5)	These amounts represent stock awards granted under the LTIP.
(6)	The unearned common shares, units or other rights that have not vested include RSUs that have not yet reached the end of their term. The RSUs become vested at the end of the term. The 13,193 shares (worth $437,867) included in the column are the number of RSU units that have not vested at the common share price of one Enbridge common share on the NYSE at December 31, 2015 equating to $33.19 per share.

OPTION EXERCISES AND STOCK VESTED

Name (a)	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting(1) (#) (d)	Value Realized on Vesting(2) ($) (e)
C. Gregory Harper	—	—	—	—
Stephen J. Neyland	—	—	2,518	161,010
Janet L. Coy	10,000	221,100	1,752	112,007
John A. Loiacono	57,400	1,145,773	2,573	164,510
Kerry C. Puckett	53,015	1,753,909	2,518	161,010

(1)	The number of common shares acquired on vesting for stock awards represents the number of PSUs issued in 2013 and the related dividends paid that were used to acquire additional PSUs, all of which matured on December 31, 2015. No common shares are issued with respect to the PSUs that become vested; rather, cash is paid in an amount based on the value of an Enbridge common share at the maturity date and the level of achievement of the established performance goals. The payout for the PSUs granted in 2013 is expected to occur on or about March 11, 2016.
(2)	The value realized on vesting is determined based on the 20-day volume weighted-average value of an Enbridge common share of $31.97 USD. In each case the common share price is multiplied by an estimated 2.00 performance factor multiplied by the number of PSUs for the PSUs that matured on December 31, 2015.

Pension Plan

Enbridge sponsors two qualified pension plans, the Retirement Plan for the Employees of Enbridge Inc. and its Canadian affiliates, or EI RPP, and the Enbridge Employee Services, Inc. Employees’ Pension Plan, or QPP. These plans provide defined pension benefits, and cover employees in Canada and the United States, respectively. Both plans are non-contributory. Enbridge also sponsors supplemental nonqualified retirement plans in both Canada, referred to as EI SPP, and the United States, referred to as US SPP, which provide defined pension benefits for the NEOs in excess of the tax-qualified plans’ limits. We collectively refer to the EI RPP, the QPP, the EI SPP and the US SPP as the Pension Plans. Defined pension benefits under the grandfathered benefit of the Pension Plans are based on the employees’ years of service and average final remuneration with an offset for Social Security benefits, while cash balance benefits provide annual pay and interest credits to notional member accounts.

For service prior to becoming a senior management employee, there are different pension benefits depending on an employee’s hire date with Enbridge. Employees hired before January 1, 2002 have grandfathered benefits equal to: (a) 1.6% of the average of the participant’s highest average annual salary multiplied by (b) the number of credited years of service. Other provisions are aligned with the senior management provisions described below. For employees hired after January 1, 2002, the Pension Plans provide cash balance benefits with pay credits ranging from 4% to 10% depending on the employees’ pensionable pay, age and years of service.

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

The table below illustrates the total annual pension entitlements at December 31, 2015 assuming the eligibility requirements for an unreduced pension have been satisfied. The present value of the accumulated benefits has been determined under the accrued benefit valuation method with the following assumptions:

Discount rate	4.10% at year end 2015
Salary increases	None
Inflation	2.25% per year
Retirement age	Age when first eligible for an unreduced pension(1)
Terminations	None
Mortality Rates:
Pre-retirement	None
Post-retirement	Society of Actuaries RP2014 annuity/non-annuitant table without collar adjustment with full generational mortality improvement under Scale MP 2015

(1)	This is age 60 for all executives except for Mr. Neyland, who is eligible for an unreduced pension at age 57.

PENSION BENEFITS

Name (a)	Plan Name (b)	Number of Years Credited Service(1) (#) (c)	Present Value of Accumulated Benefit ($) (d)
C. Gregory Harper	US QPP US SPP	1.92 1.92	37,000 212,000
Stephen J. Neyland	US QPP US SPP	13.50 11.00	232,000 868,000
Janet L. Coy	US QPP US SPP	13.50 11.08	246,000 1,000,000
John A. Loiacono	US QPP US SPP	13.50 12.75	243,000 1,006,000
Kerry C. Puckett	US QPP US SPP	13.50 11.42	226,000 952,000

(1)	For all NEOs US SPP service represents years of service as a senior management employee.

Employment Agreements

In 2014, Enbridge entered into an executive employment agreement with Mr. Harper. The term of the agreement continues until the earlier of his voluntary retirement in accordance with Enbridge’s retirement policies for its senior employees, voluntary resignation, death or termination of employment by Enbridge. Mr. Harper’s agreement provides that Enbridge will pay severance benefits to Mr. Harper as set forth in the table below, if his employment is terminated. None of the remaining NEOs have an employment agreement with us or any other Enbridge affiliate. Since 2007, it has been Enbridge’s policy not enter into employment agreements granting “single trigger” voluntary termination rights in favor of the executive.

The following table provides a summary of the incremental compensation that Enbridge would pay to Mr. Harper under the terms of his employment agreement upon the occurrence of one of the foregoing events:

Type of Termination	Base Pay	Short-term Incentive	Long-term Incentive	Benefits	Pension
Resignation (Voluntary)	None	Payable in full if executive has worked the entire calendar year and is employed on the day of payout. Otherwise none.	Performance stock units are forfeited. Vested options must be exercised within 30 days of resignation or by the end of the original term, whichever is sooner. Unvested stock options are cancelled.	None	Credited service no longer earned.
Retirement (Voluntary)	None	Current year’s incentive is pro-rated based on retirement date.	Performance stock units are prorated to retirement date and the value and performance is assessed and paid at the end of the term. Non-qualified stock options continue to vest and vested options are exercisable for three years after the retirement date or until the end of the original term (whichever is sooner). Qualified options have immediate vesting (for that which would have vested in the three years following retirement) and vested options can be exercised for three months after the retirement date or until the end of the original term (whichever is sooner). Performance stock options are prorated for the period of active employment in the 5 year period starting January 1 of the year of grant. They are exercisable until the later of three years after retirement or 30 days after the date by which the share price targets must be met (or up to the date the option expires, whichever is earlier), as long as the share price targets are met.	Post retirement benefits begin.	Credited service no longer earned.
Constructive Dismissal (Involuntary) Not for Cause (Involuntary)	Base salary is paid out in a lump sum representing two years.	The average of short-term incentive awards received in the past two years multiplied by two times; plus the current year’s short-term incentive, prorated based on service before employment was terminated.	Performance stock units are prorated to date of termination and the value and performance is assessed and paid at the end of the term. Vested stock options are exercisable in accordance with their terms.(1) Unvested stock options are paid in cash.	None.	Two additional years of pension accrual are paid out in cash.
Change of Control			Performance stock units mature and value is assessed and paid based on performance measures achieved to date. All stock options vest.

(1)	Where applicable, both time and performance vesting conditions must have been met in order to be considered exercisable

Performance stock options have the same termination provisions as incentive stock options except:

•	For retirement, Enbridge prorates performance stock options for the period of active employment in the 5 year period starting January 1 of the year of grant. The executive officer can exercise these options until the later of three years after retirement or 30 days after the share price targets must be met (or up to the date the option expires, whichever is earlier), as long as the performance criteria are met;
•	For death, unvested options are pro-rated and the plan assumes performance requirements have been met;
•	For involuntary termination (not for cause), unvested options are pro-rated; and
•	For change of control, the plan assumes the performance requirements have been met.

In addition, the executive officer will receive:

•	Up to a maximum of $20,000 for financial or career counseling assistance.
•	An amount in cash equal to the value of all of such executive officer’s accrued and unpaid vacation pay.
•	Annual flexible perquisite, flex credit allowance and savings plan matching contributions over the severance period (2 years).

After his departure, Mr. Harper is subject to restrictions on (1) any practice or business in competition with Enbridge or its affiliates for one year and (2) disclosure of the confidential information of Enbridge or its affiliates indefinitely.

In the event of a termination that would result in severance benefits, Enbridge would owe incremental benefits to Mr. Harper with a value of approximately $3 million. Such amounts assume that termination was effective as of December 31, 2015, and as a result include amounts earned through such time and are estimates of the amounts which would be paid out to Mr. Harper upon termination under such circumstances. The actual amounts to be paid out can only be determined at the time of such executive’s separation from Enbridge.

Director Compensation

As a partnership, we are managed by our General Partner. The board of directors of our General Partner performs for us the functions of a board of directors of a business corporation. We are allocated 100% of the director compensation of these board members. Enbridge employees who are members of the board of directors of our General Partner do not receive any additional compensation for serving in those capacities.

As of July 1, 2015, directors of our General Partner who are not officers or employees of our General Partner or its affiliates receive compensation as “non-employee directors,” which is an annual retainer value equal to $135,000 payable in cash. The chairman of the board of directors of our General Partner receives an additional annual cash retainer equal to $20,000. In addition, the chair of the Audit, Finance & Risk Committee receives an additional annual cash retainer equal to $15,000. The chair of any Special Committee that may be constituted from time to time receives $5,000 for each committee. Each member of a Special Committee receives $1,500 per meeting.

The Corporate Governance Guidelines provide an expectation that independent directors will hold a personal investment in us of at least two times the annual board retainer, which, based on the current annual retainer would equal $270,000 (i.e., 2 X $135,000 = $270,000). Directors would be expected to achieve the foregoing level of equity ownership by the later of October 10, 2018 or five years from the date he or she became a director. None of our independent directors has been a director for five years. Therefore, we consider that all of the directors are in compliance.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)
Dan A. Westbrook Chairman of the Board	149,500
J. Herbert England Audit, Finance & Risk Committee Chairman	143,750
John A. Crum	134,000
James G. Ivey	134,000
Edmund P. Segner III	145,500
C. Gregory Harper, Mark A. Maki and R. Poe Reed(1)	—

(1)	These directors are also employees of Enbridge or its subsidiaries and thus do not receive any compensation as a director in addition to their standard compensation as an employee of Enbridge or its subsidiaries.

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

/s/ C. Gregory Harper C. Gregory Harper President (Principal Executive Officer) and Director	/s/ Mark A. Maki Mark A. Maki Senior Vice President and Director
/s/ R. Poe Reed R. Poe Reed Vice President & Chief Commercial Officer and Director	/s/ John A. Crum John A. Crum Director
/s/ J. Herbert England J. Herbert England Director	/s/ Edmund P. Segner III Edmund P. Segner III Director
/s/ James G. Ivey James G. Ivey Director	/s/ Dan A. Westbrook Dan A. Westbrook Director

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of February 17, 2016 with respect to persons known to us to be the beneficial owners of more than 5% of any class of the Partnership’s units:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Enbridge Energy Partners, L.P.(1)	Class A common units	1,335,056	5.9
1100 Louisiana St., Suite 3300	Subordinated units	22,610,056	100.0
Houston, TX 77002	General Partner units	922,859	100.0
OppenheimerFunds Inc.(2)	Class A common units	4,493,161	19.9
225 Liberty Street New York, NY 10281-1008
Oppenheimer SteelPath MLP Income Fund(3)	Class A common units	3,100,729	13.7
6803 S. Tucson Way Centennial, CO 80112
Kayne Anderson Capital Advisors, L.P.(4)	Class A common units	3,001,873	13.3
1800 Avenue of the Stars Third Floor Los Angeles, CA 90067
Clearbridge Investments, LLC(5)	Class A common units	2,321,330	10.3
620 8th Avenue New York, NY 10018
Oppenheimer SteelPath MLP Select 40 Fund(6)	Class A common units	1,339,510	5.9
6803 S. Tucson Way Centennial, CO 80112

(1)	As of February 13, 2015, EEP directly held 1,335,056 Class A common units and 22,610,056 Subordinated units; 922,859 general partner units were held by Midcoast Holdings, a wholly owned subsidiary of EEP.
(2)	OppenheimerFunds Inc. reported shared voting and dispositive power as to the 4,493,161 Class A common units in an amendment to its Schedule 13G, filed February 4, 2016.
(3)	Oppenheimer SteelPath MLP Income Fund reported sole voting power and shared dispositive power as to the 3,100,729 Class A common units.
(4)	Kayne Anderson Capital Advisors, L.P. reported shared voting and dispositive power as to the 3,001,873 Class A common units in an amendment to its schedule 13G, filed January 26, 2016.
(5)	Clearbridge Investments, LLC reported sole voting and dispositive power as to the 2,321,330 Class A common units in an amendment to its schedule 13G, filed February 17, 2015.
(6)	Oppenheimer SteelPath MLP Select 40 Fund reported sole voting power and shared dispositive power as to the 1,339,510 Class A common units.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth information as of February 17, 2016 with respect to each class of our units beneficially owned by the NEOs and directors and executive officers of Midcoast Holdings as a group:

	Midcoast Energy Partner, L.P.
Name	Title of Class	Number of Class(1)	Percent of Class
Dan A. Westbrook(2)	Class A common units	15,000	*
John A. Crum	Class A common units	12,000	*
J. Herbert England	Class A common units	5,000	*
C. Gregory Harper	Class A common units	6,620	*
James G. Ivey	Class A common units	10,000	*
Mark A. Maki	Class A common units	19,000	*
R. Poe Reed(3)	Class A common units	200	*
Edmund P. Segner III	Class A common units	12,000	*
Janet L. Coy(4)	Class A common units	1,000	*
John A. Loiacono	Class A common units	10,000	*
Stephen J. Neyland(5)	Class A common units	8,270	*
Kerry C. Puckett	Class A common units	8,000	*
All executive officers, directors and nominees as a group (18 persons)	Class A common units	114,190	*

*	Less than 1%.
(1)	Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to all of the Class A common units attributed to him or her.
(2)	Mr. Westbrook is the indirect owner of these units, which are held by the Westbrook Trust.
(3)	Mr. Reed is the indirect owner of these units, of which 100 units each are held by his son and his daughter.
(4)	Janet Coy resigned as an officer effective January 28, 2016. Ms. Coy is a named executive officer, however her Class A common units are not included in the total nor is she included in the total count of executive officers, directors and nominees as a group.
(5)	The units beneficially owned by Mr. Neyland are held in a Family Trust for which Mr. Neyland is a co-trustee as well as a beneficiary.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2015 with respect to Class A common units that may be issued under the 2015 Midcoast Energy Partners, L.P. Long-Term Incentive Plan, or our LTIP:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	N/A	N/A	3,750,000
Equity compensation plans not approved by security holders	—	—	—
Total			3,750,000

(1)	We have not previously granted equity incentive awards in us to any person pursuant to the LTIP.
(2)	Reflects the Class A common units available for issuance pursuant to the LTIP.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of December 31, 2015, Enbridge Energy Partners owned 1,335,056 Class A common units and 22,610,056 subordinated units representing a 52% limited partner interest in us. In addition, our General Partner owns 922,859 general partner units representing a 2% general partner interest in us.

We believe that the terms and provisions of our related party agreements are fair to us; however, such agreements and transactions may not be as favorable to us as we could have obtained from unaffiliated third parties. For further discussion of these and other related party transactions, refer to refer to Part II, Item 8. Financial Statements and Supplementary Data, under Note 14. Related Party Transactions.

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

	For the year ended December 31,
	2015	2014
	(in millions)
Audit fees(1)	$2.4	$2.3
Tax fees(2)	0.2	0.2
Total	$2.6	$2.5

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, reviews of our interim consolidated financial statements, audits of various subsidiaries for statutory and regulatory filing requirements and our debt and equity offerings.
(2)	Tax fees consist of fees billed for professional services rendered for federal and state tax compliance for Partnership tax filings and unitholder K-1’s.

Engagements for services provided by PricewaterhouseCoopers LLP are subject to pre-approval by the Audit, Finance, and Risk Committee of Midcoast Holdings board of directors; however, services up to $50,000 may be approved by the Chairman of the Audit, Finance, and Risk Committee, under the board of directors’ delegated authority. All services in 2015 were approved by the Audit, Finance, and Risk Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Financial Statements.

The following financial statements and supplementary data are incorporated by reference in Part II, Item 8. Financial Statements and Supplementary Data of this Form 10-K.

a.	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
b.	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013.
c.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013.
d.	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.
e.	Consolidated Statements of Financial Position as of December 31, 2015 and 2014.
f.	Consolidated Statements of Partners’ Capital for the years ended December 31, 2015, 2014 and 2013.
g.	Notes to the Consolidated Financial Statements.
(2)	Financial Statement Schedules.

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

Midcoast Energy Partners, L.P. (Registrant)
By: Midcoast Holdings, L.L.C., as General Partner
Date: February 17, 2016	By: /s/ C. Gregory Harper C. Gregory Harper President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 17, 2016 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ C. Gregory Harper C. Gregory Harper President (Principal Executive Officer) and Director	/s/ Mark A. Maki Mark A. Maki Senior Vice President and Director
/s/ Stephen J. Neyland Stephen J. Neyland Vice President – Finance (Principal Financial Officer)	/s/ Noor S. Kaissi Noor S. Kaissi Controller (Principal Accounting Officer)
/s/ J. Herbert England J. Herbert England Director	/s/ Dan A. Westbrook Dan A. Westbrook Director
/s/ John A. Crum John A. Crum Director	/s/ James G. Ivey James G. Ivey Director
/s/ Edmund P. Segner III Edmund P. Segner III Director	/s/ R. Poe Reed R. Poe Reed Vice President & Chief Commercial Officer and Director

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

Exhibit Number	Description
3.1	Certificate of Limited Partnership of Midcoast Energy Partners, L.P., dated May 30, 2013 (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 (Registration No. 333-189341), initially filed on June 14, 2013, as amended).
3.2	First Amended and Restated Agreement of Limited Partnership of Midcoast Energy Partners, L.P. dated November 13, 2013 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed on November 18, 2013).
4.1	Specimen Unit Certificate for the Class A Common Units (included as Exhibit A to the Form of First Amended and Restated Agreement of Limited Partnership of the Registrant) (incorporated herein by reference to Appendix A of the First Amended and Restated Agreement of Limited Partnership of Midcoast Energy Partners, L.P. under Exhibit 3.1 of our Current Report on Form 8-K, filed on November 18, 2013).
10.1	Contribution, Conveyance and Assumption Agreement by and among Midcoast Energy Partners, L.P., Enbridge Energy Partners, L.P., Midcoast Holdings, L.L.C., Midcoast Operating L.P. and Midcoast OLP GP, L.L.C. dated as of November 13, 2013, (incorporated by reference to Exhibit 10.1 of our of our Current Report on Form 8-K, filed on November 18, 2013).
10.2	Omnibus Agreement, dated as of November 13, 2013, by and among Midcoast Energy Partners, L.P., Midcoast Holdings, L.L.C., Enbridge Energy Partners, L.P. and Enbridge Inc. (incorporated by reference to Exhibit 10.2 of our of our Current Report on Form 8-K, filed on November 18, 2013).
10.3	Credit Agreement, dated as of November 13, 2013, by and among Midcoast Energy Partners, L.P., as Co-Borrower, Midcoast Operating L.P., as Co-Borrower, the subsidiary guarantors party thereto, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, Swing Line Lender and lender, and each of the other lenders party thereto (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on November 18, 2013).
10.4	Amendment No. 1 to Credit Agreement and Extension Agreement, dated as of September 30, 2014, by and among Midcoast Energy Partners, L.P., Midcoast Operating, L.P., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on October 6, 2014).
10.5	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Midcoast Operating, L.P., dated as of July 29, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 29, 2015).
10.6	Amendment No. 2 to Credit Agreement and Extension Agreement, dated as of September 3, 2015, by and among Midcoast Energy Partners, L.P., Midcoast Operating, L.P., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 9, 2015).
10.7	Note Purchase Agreement by and among Midcoast Energy Partners, L.P. and the purchasers named therein, dated as of September 30, 2014 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 6, 2014).
10.8	Guaranty Agreement dated as of September 30, 2014, made by each guarantor in favor of the purchasers and other holders from time to time of the Notes in the Note Purchase Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on October 6, 2014).
10.9	Intercorporate Services Agreement, dated as of November 13, 2013, by and between EEP and Midcoast Energy Partners, L.P. (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on November 18, 2013).

Exhibit Number	Description
10.10	Financial Support Agreement, dated as of November 13, 2013, by and between Midcoast Operating, L.P. and EEP (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on November 18, 2013).
10.11	Amended and Restated Allocation Agreement, dated as of November 13, 2013, by and among Midcoast Energy Partners, L.P., Enbridge Inc., EEP and Enbridge Income Fund Holdings Inc., (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed on November 18, 2013).
10.12	Amended and Restated Agreement of Limited Partnership of Midcoast Operating, L.P., dated as of November 13, 2013 (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K, filed on November 18, 2013).
10.13	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Midcoast Operating, L.P., dated July 29, 2015 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 30, 2015).
10.14	Subordination Agreement dated November 13, 2013 by and among Midcoast Energy Partners, L.P., Midcoast Operating, L.P., other credit parties from time to time party there to, Enbridge Energy Partners, L.P., and Bank of America, N.A. (incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q, filed on December 20, 2013).
10.15	Subordination Agreement dated as of September 30, 2014, by and among Midcoast Energy Partners, L.P., other obligors from time to time party thereto, Enbridge Energy Partners, L.P., and certain of its subsidiaries and affiliates from time to time party thereto in favor of the holders from time to time of the Notes in the Note Purchase Agreement (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on October 6, 2014).
10.16	Amended and Restated Subordination Agreement, dated as of September 30, 2014, by and among Midcoast Energy Partners, L.P., Midcoast Operating, L.P., the other credit parties from time to time party thereto and Enbridge Energy Partners, L.P. in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on October 6, 2014).
+10.17	Executive Employment Agreement, entered into February 11, 2014, between C. Gregory Harper, the Executive, and Enbridge Employee Services, Inc., effective January 30, 2014 (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014).
10.18	Form of Long-Term Incentive Plan of Midcoast Energy Partners, L.P. (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (Registration No. 33-189341), initially filed on June 14, 2013, as amended.)
10.19	Purchase and Sale Agreement by and between Enbridge Energy Partners, L.P. and Midcoast Energy Partners, L.P. dated as of June 18, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 19, 2014).
10.20	Form of Performance Stock Unit Agreement of Midcoast Holdings, L.L.C. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 1, 2015).
10.21	Form of Indemnification Agreement of Midcoast Holdings, L.L.C., together with a schedule of individuals who entered into an agreement in substantially the same form and the date of the agreement. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on October 30, 2015).
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of PricewaterhouseCoopers LLP.
*23.2	Consent of Deloitte & Touche LLP.
*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Audited financial statements as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013 of Texas Express Pipeline LLC.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Copies of Exhibits may be obtained upon written request of any Unitholder to Investor Relations, Midcoast Energy Partners, L.P., 1100 Louisiana Street, Suite 3300, Houston, Texas 77002.