Form 10-Q
period 2016-03-31
Midcoast Energy Partners, L.P.
filed 2016-05-02
CIK 1578685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The registrant had 22,610,056 Class A common units outstanding as of May 2, 2016.

MIDCOAST ENERGY PARTNERS, L.P.

In this report, unless the context otherwise requires, references to “Midcoast Energy Partners,” “the Partnership,” “MEP,” “we,” “our,” “us,” or like terms refer to Midcoast Energy Partners, L.P. and its subsidiaries. We refer to our general partner, Midcoast Holdings, L.L.C., as our “General Partner” and to Enbridge Energy Partners, L.P. and its subsidiaries, other than us, as “Enbridge Energy Partners,” or “EEP.” References to “Enbridge” refer collectively to Enbridge Inc. and its subsidiaries other than us, our subsidiaries, our General Partner, EEP, its subsidiaries and its general partner. References to “Enbridge Management” refer to Enbridge Energy Management, L.L.C., the delegate of EEP’s general partner that manages EEP’s business and affairs. References to “Midcoast Operating” refer to Midcoast Operating, L.P. and its subsidiaries. As of March 31, 2016, we owned a 51.6% controlling interest in Midcoast Operating, and EEP owned a 48.4% noncontrolling interest in Midcoast Operating. Unless otherwise specifically noted, financial results and operating data are shown on a 100% basis and are not adjusted to reflect EEP’s 48.4% noncontrolling interest in Midcoast Operating as of March 31, 2016.

This Quarterly Report on Form 10-Q includes forward-looking statements, which are statements that frequently use words such as “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “evaluate,” “expect,” “explore,” “forecast,” “intend,” “may,” “opportunity,” “plan,” “position,” “projection,” “should,” “strategy,” “target,” “will” and similar words. Although we believe that such forward-looking statements are reasonable based on currently available information, such statements involve risks, uncertainties and assumptions and are not guarantees of performance. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made, and we undertake no obligation to publicly update any forward-looking statement. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) changes in the demand for, the supply of, forecast data for, and price trends related to natural gas, natural gas liquids, or NGLs, and crude oil, and the response by natural gas and crude oil producers to changes in any of these factors; (2) our ability to successfully complete and finance expansion projects; (3) the effects of competition, in particular, by other pipeline and gathering systems, as well as other processing and treating plants; (4) shut-downs or cutbacks at our facilities or refineries, petrochemical plants, utilities or other businesses for which we transport products or to whom we sell products; (5) hazards and operating risks that may not be covered fully by insurance; (6) changes in or challenges to our rates; and (7) changes in laws or regulations to which we are subject, including compliance with environmental and operational safety regulations that may increase costs of system integrity testing and maintenance; and (8) cost overruns and delays on construction projects resulting from numerous factors.

For additional factors that may affect results, see “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which is available to the public over the Internet at the United States Securities and Exchange Commission’s, or the SEC’s, website (www.sec.gov) and at our website (www.midcoastpartners.com).

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MIDCOAST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended March 31,
	2016	2015
	(unaudited; in millions, except per unit amounts)
Operating revenues:
Commodity sales (Note 13)	$377.8	$800.9
Commodity sales – affiliate (Notes 11 and 13)	5.2	21.8
Transportation and other services	48.9	50.8
	431.9	873.5
Operating expenses:
Cost of natural gas and natural gas liquids (Notes 5 and 13)	335.4	761.2
Cost of natural gas and natural gas liquids – affiliate (Notes 11 and 13)	12.6	17.9
Operating and maintenance	32.3	38.2
Operating and maintenance – affiliate (Note 11)	24.9	25.2
General and administrative	2.5	1.9
General and administrative – affiliate (Note 11)	13.1	19.1
Depreciation and amortization	39.5	38.3
	460.3	901.8
Operating loss	(28.4)	(28.3)
Interest expense, net (Note 9)	(8.3)	(6.7)
Equity in earnings of joint ventures (Note 8)	7.1	5.7
Other income	0.2	—
Loss before income tax expense	(29.4)	(29.3)
Income tax expense (Note 14)	(0.9)	(0.8)
Net loss	(30.3)	(30.1)
Less: Net loss attributable to noncontrolling interest	(10.1)	(10.1)
Net loss attributable to general and limited partner ownership interest in Midcoast Energy Partners, L.P.	$(20.2)	$(20.0)
Net loss attributable to limited partner ownership interest	$(19.8)	$(19.6)
Net loss per limited partner unit (basic and diluted) (Note 2)	$(0.44)	$(0.43)
Weighted-average limited partner units outstanding	45.2	45.2

The accompanying notes are an integral part of these consolidated financial statements.

MIDCOAST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended March 31,
	2016	2015
	(unaudited; in millions)
Net loss	$(30.3)	$(30.1)
Other comprehensive loss, net of tax (Note 13)	—	(2.9)
Comprehensive loss	(30.3)	(33.0)
Less:
Net loss attributable to noncontrolling interest	(10.1)	(10.1)
Other comprehensive loss attributed to noncontrolling interest	—	(1.4)
Comprehensive loss attributable to general and limited partner ownership interests in Midcoast Energy Partners, L.P.	$(20.2)	$(21.5)

The accompanying notes are an integral part of these consolidated financial statements.

MIDCOAST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2016	2015
	(unaudited; in millions)
Cash provided by operating activities:
Net loss	$(30.3)	$(30.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39.5	38.3
Derivative fair value net losses (Note 13)	27.1	35.1
Inventory market price adjustments (Note 5)	—	4.6
Distributions from investment in joint ventures	7.1	5.7
Equity earnings from investment in joint ventures	(7.1)	(5.7)
Other	(3.1)	0.7
Changes in operating assets and liabilities, net of acquisitions:
Receivables, trade and other	4.8	(11.6)
Due from General Partner and affiliates	45.4	44.4
Accrued receivables	32.1	184.9
Inventory	18.2	48.2
Current and long-term other assets	(1.7)	(12.1)
Due to General Partner and affiliates	68.8	4.8
Accounts payable and other	(31.1)	(9.3)
Accrued purchases	(34.7)	(115.9)
Interest payable	(4.1)	(4.1)
Property and other taxes payable	(7.6)	(9.7)
Net cash provided by operating activities	123.3	168.2
Cash used in investing activities:
Additions to property, plant and equipment (Note 16)	(16.3)	(56.1)
Changes in restricted cash (Note 3)	3.0	(2.7)
Acquisitions	—	(44.1)
Investment in joint ventures	—	(1.9)
Distributions from investment in joint ventures in excess of cumulative earnings	4.2	2.4
Other	(0.8)	(0.6)
Net cash used in investing activities	(9.9)	(103.0)
Cash used in financing activities:
Net repayments under credit facility (Note 9)	(50.0)	(45.0)
Distributions to partners (Note 10)	(16.5)	(15.8)
Contributions from General Partner (Note 11)	9.5	—
Contributions from noncontrolling interest	2.9	20.7
Distributions to noncontrolling interest (Note 10)	(25.9)	(19.8)
Net cash used in financing activities	(80.0)	(59.9)
Net increase in cash and cash equivalents	33.4	5.3
Cash and cash equivalents at beginning of year	18.0	—
Cash and cash equivalents at end of period	$51.4	$5.3

The accompanying notes are an integral part of these consolidated financial statements.

MIDCOAST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31, 2016	December 31, 2015
	(unaudited; in millions)
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$51.4	$18.0
Restricted cash (Note 4)	14.6	20.6
Receivables, trade and other, net of allowance for doubtful accounts of $2.6 million and $2.5 million, respectively, at March 31, 2016 and December 31, 2015	10.3	13.3
Due from General Partner and affiliates (Note 11)	4.3	47.0
Accrued receivables	24.0	56.1
Inventory (Note 5)	13.7	31.9
Other current assets (Note 13)	100.2	118.5
	218.5	305.4
Property, plant and equipment, net (Note 6)	4,207.5	4,226.3
Intangible assets, net	267.5	272.9
Equity investment in joint ventures (Note 8)	368.0	372.3
Other assets, net (Note 13)	81.1	95.2
Total assets	$5,142.6	$5,272.1
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Due to General Partner and affiliates (Note 11)	$108.2	$45.7
Accounts payable and other (Notes 4 and 13)	57.2	92.6
Accrued purchases	109.1	143.8
Property and other taxes payable (Note 14)	10.8	18.4
Interest payable	1.1	5.2
	286.4	305.7
Long-term debt (Note 9)	838.3	888.2
Other long-term liabilities (Notes 13 and 14)	39.6	45.9
Total liabilities	1,164.3	1,239.8
Commitments and contingencies (Note 12)
Partners’ capital (Note 10):
Class A common units (22,610,056 authorized and issued at March 31, 2016 and December 31, 2015)	504.2	522.2
Subordinated units (22,610,056 authorized and issued at March 31, 2016 and December 31, 2015)	1,044.0	1,062.0
General Partner units (922,859 authorized and issued at March 31, 2016 and December 31, 2015)	52.1	43.3
Accumulated other comprehensive income (Note 13)	(0.9)	(0.9)
Total Midcoast Energy Partners, L.P. partners’ capital	1,599.4	1,626.6
Noncontrolling interest	2,378.9	2,405.7
Total partners’ capital	3,978.3	4,032.3
	$5,142.6	$5,272.1

Variable Interest Entities (VIEs) — see Note 7.

The accompanying notes are an integral part of these consolidated financial statements.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

Midcoast Energy Partners, L.P. is a publicly-traded Delaware limited partnership formed by Enbridge Energy Partners, L.P., or EEP, to serve as EEP’s primary vehicle for owning and growing its natural gas and natural gas liquids midstream business in the United States. Midcoast Energy Partners, L.P., together with its consolidated subsidiaries, are referred to in this report as “we,” “us,” “our,” “MEP” and the “Partnership.” We own and operate, through our 51.6% controlling interest in Midcoast Operating, L.P., or Midcoast Operating, a portfolio of assets engaged in the business of gathering, processing and treating natural gas, as well as the transportation of natural gas, natural gas liquids, or NGLs, crude oil and condensate. In addition, we also provide marketing services of natural gas and NGLs to wholesale customers. Our portfolio of natural gas and NGL pipelines, plants and related facilities are geographically concentrated in the Gulf Coast and Mid-Continent regions of the United States, primarily in Texas and Oklahoma. EEP owns a 48.4% noncontrolling interest in Midcoast Operating. EEP also has a significant interest in us through its ownership of our General Partner, which owns all of our General Partner units and all of our incentive distribution rights, or IDRs, as well as an approximate 52% limited partner interest in us. Our Class A common units trade on the New York Stock Exchange, or NYSE, under the ticker symbol “MEP.”

Basis of Presentation

We have prepared the accompanying unaudited interim consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the unaudited interim consolidated financial statements do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position as of March 31, 2016, our results of operations for the three months ended March 31, 2016 and 2015, and our cash flows for the three months ended March 31, 2016 and 2015. We derived our consolidated statement of financial position as of December 31, 2015 from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our results of operations for the three months ended March 31, 2016 and 2015, should not be taken as indicative of the results to be expected for the full year due to seasonal fluctuations in the supply of and demand for natural gas, NGLs and crude oil, timing and completion of our construction projects, maintenance activities, the impact of forward commodity prices and differentials on derivative financial instruments that are accounted for at fair value. Our unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

2. NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER INTEREST

We allocate our net income among our General Partner and limited partners using the two-class method. Under the two-class method, we allocate our net income, including any earnings in excess of distributions, to our limited partners, our General Partner and the holders of our IDRs in accordance with the terms of our partnership agreement. We allocate any distributions in excess of earnings for the period to our General Partner and our limited partners based on their respective proportionate ownership interests in us, after taking into account distributions to be paid with respect to the IDRs, as set forth in our partnership agreement.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER INTEREST  – (continued)

Distribution Targets	Portion of Quarterly Distribution Per Unit	Percentage Distributed to Limited Partners	Percentage Distributed to General Partner
Minimum Quarterly Distribution	Up to $0.3125	98%	2%
First Target Distribution	> $0.3125 to $0.359375	98%	2%
Second Target Distribution	> $0.359375 to $0.390625	85%	15%
Third Target Distribution	> $0.390625 to $0.468750	75%	25%
Over Third Target Distribution	In excess of $0.468750	50%	50%

We determined basic and diluted net loss per limited partner unit as follows:

	For the three months ended March 31,
	2016	2015
	(in millions, except per unit amounts)
Net loss	$(30.3)	$(30.1)
Less: Net loss attributable to noncontrolling interest	(10.1)	(10.1)
Net loss attributable to general and limited partner interests in Midcoast Energy Partners, L.P.	(20.2)	(20.0)
Less distributions:
Total distributed earnings to our General Partner	(0.3)	(0.3)
Total distributed earnings to our limited partners	(16.2)	(15.7)
Total distributed earnings	(16.5)	(16.0)
Overdistributed earnings	$(36.7)	$(36.0)
Weighted-average limited partner units outstanding	45.2	45.2
Basic and diluted earnings per unit:
Distributed earnings per limited partner unit(1)	$0.36	$0.35
Overdistributed earnings per limited partner unit(2)	(0.80)	(0.78)
Net loss per limited partner unit (basic and diluted)	$(0.44)	$(0.43)

(1)	Represents the total distributed earnings to limited partners divided by the weighted-average number of limited partner interests outstanding for the period.
(2)	Represents the limited partners’ share (98%) of distributions in excess of earnings divided by the weighted-average number of limited partner interests outstanding for the period and underdistributed earnings allocated to the limited partners based on the distribution waterfall that is outlined in our partnership agreement.

3. ACQUISITIONS

Acquisitions

On February 27, 2015, we acquired a midstream business in Leon, Madison and Grimes counties, Texas. The acquisition consisted of a natural gas gathering system. We acquired the midstream business for $85.0 million in cash and a contingent future payment of up to $17.0 million.

Of the $85.0 million purchase price, $20.0 million was placed into escrow, pending the resolution of a legal matter and completion of additional wells connecting to our system within one year of the acquisition date. We have classified $6.0 million of these escrow funds as “Other assets, net” in our consolidated statements of financial position as of March 31, 2016, pending the resolution of a legal matter. Since the acquisition date, we have released $11.0 million from escrow for additional wells connected to our system. During the first quarter of 2016, the remaining $3.0 million in escrow was returned to us as some of the additional wells were not connected to our system within one year of the acquisition date. For the three months ended March 31, 2016, we recognized a $3.0 million gain as a reduction to “Operating and maintenance” expense in our consolidated statements of income related to the return of these escrow funds.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. ACQUISITIONS  – (continued)

The purchase and sale agreement contained a provision whereby we would have been obligated to make future tiered payments of up to $17.0 million if volumes were delivered into the system at certain tiered volume levels over a five-year period. We determined at the time of the acquisition that the potential payment was contingent consideration. At the acquisition date, the fair value of this contingent consideration, using a probability-weighted discounted cash flow model was $2.3 million. The contingent consideration was re-measured on a fair value basis each quarter until December 31, 2015, which resulted in an addition to the liability of $0.3 million for accretion. During the three months ended March 31, 2016, we determined, based on current and forecasted volumes, that it is remote that we will be obligated to make any payments at the expiration of the five-year period. Consequently, we reversed the liability and recognized a $2.6 million gain as a reduction to “Operating and maintenance” expense in our consolidated statements of income for the three months ended March 31, 2016.

4. CASH AND CASH EQUIVALENTS

We extinguish liabilities when a creditor has relieved us of our obligation, which occurs when our financial institution honors a check that the creditor has presented for payment. Accordingly, obligations for which we have made payments that have not yet been presented to the financial institution, totaling approximately $3.0 million at March 31, 2016, and $4.2 million at December 31, 2015, are included in “Accounts payable and other” on our consolidated statements of financial position.

Restricted Cash

Restricted cash is comprised of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Cash collateral on behalf of Enbridge subsidiary for accounts receivable sales and not remitted (see Note 11)	$14.6	$14.6
Cash held in escrow for acquisitions (see Note 3)	—	6.0
	$14.6	$20.6

5. INVENTORY

Our inventory is comprised of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Materials and supplies	$0.6	$0.6
Natural gas and NGL inventory	13.1	31.3
	$13.7	$31.9

The “Cost of natural gas and natural gas liquids” on our consolidated statements of income includes charges totaling $4.6 million for the three months ended March 31, 2015, that we recorded to reduce the cost basis of our inventory of natural gas and NGLs, to reflect the current market value. For the three months ended March 31, 2016, we did not have any similar material charges related to our inventory of natural gas and NGLs.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment is comprised of the following:

	Depreciation Rates	March 31, 2016	December 31, 2015
		(in millions)
Land	—	$14.5	$14.2
Rights-of-way	2.08% – 7.14%	465.5	460.3
Pipelines	1.89% – 6.7%	1,869.1	1,864.4
Pumping equipment, buildings and tanks	1.48% – 6.67%	88.4	88.4
Compressors, meters and other operating equipment	1.8% – 20.0%	2,160.2	2,147.6
Vehicles, office furniture and equipment	2.19% – 33.33%	136.2	137.1
Processing and treating plants	2.21% – 4.0%	629.2	627.8
Construction in progress		47.3	57.1
Total property, plant and equipment		5,410.4	5,396.9
Accumulated depreciation		(1,202.9)	(1,170.6)
Property, plant and equipment, net		$4,207.5	$4,226.3

7. VARIABLE INTEREST ENTITIES

Principles of Consolidation

On January 1, 2016, we adopted Accounting Standards Update No. 2015-02, which amended consolidation guidance to, among other things, eliminate the specialized consolidation model and guidance for limited partnerships, including the presumption that the general partner should consolidate a limited partnership. As a result, we have determined that certain entities that we historically consolidated under this presumption are variable interest entities, or VIEs. Further, we determined that we are the primary beneficiary for these VIEs and will continue to consolidate these entities under the amended guidance. While the amended guidance did not impact our conclusion that such entities should be consolidated, because such entities are now considered VIEs, additional disclosures are necessary. We have applied this amended guidance retrospectively to our disclosures.

The consolidated financial statements include our accounts, and accounts of our subsidiaries and VIEs for which we are the primary beneficiary. Upon inception of a contractual agreement, we perform an assessment to determine whether the arrangement contains a variable interest in a legal entity and whether that legal entity is a VIE. Where we conclude we are the primary beneficiary of a VIE, we consolidate the accounts of that entity.

We assess all aspects of our interests in an entity and use judgment when determining if we are the primary beneficiary. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Other qualitative factors that are considered include decision-making responsibilities, the VIE capital structure, risk and rewards sharing, contractual agreements with the VIE, voting rights and level of involvement of other parties. A reassessment of the primary beneficiary conclusion is conducted when there are changes in the facts and circumstances related to a VIE.

All significant intercompany accounts and transactions are eliminated upon consolidation. Ownership interests in subsidiaries represented by other parties that do not control the entity are presented in the consolidated financial statements as activities and balances attributable to noncontrolling interests. Investments and entities over which we exercise significant influence are accounted for using the equity method.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. VARIABLE INTEREST ENTITIES  – (continued)

Midcoast Operating

Midcoast Operating is a Texas limited partnership. As of March 31, 2016, we owned a 51.6% direct limited partner interest in Midcoast Operating. In addition, we own Midcoast Operating’s general partner, Midcoast OLP GP, L.L.C. EEP owns the remaining limited partner interests in Midcoast Operating. We are the primary beneficiary of Midcoast Operating because (1) through our ownership in Midcoast Operating’s general partner and our majority limited partner interest, we have the power to direct the activities that most significantly impact Midcoast Operating’s economic performance; and (2) we have the obligation to absorb losses and the right to receive residual returns that potentially could be significant to Midcoast Operating. In addition, we are the entity within the related party group that is most closely associated with Midcoast Operating.

As of March 31, 2016 and December 31, 2015, our consolidated statements of financial position include total assets of $5,079.0 million and $5,241.5 million, respectively, and total liabilities of $251.4 million and $323.7 million, respectively, related to Midcoast Operating. The assets of Midcoast Operating can only be used to settle their obligations, which include a cross-guarantee under MEP’s Credit Agreement and a guarantee of MEP’s Senior Notes. We do not have an obligation to provide financial support to Midcoast Operating other than by virtue of certain contractual obligations prescribed by the terms of certain indemnities and guarantees to pay certain liabilities of Midcoast Operating in the event of a default.

The following table includes assets to be used to settle liabilities of Midcoast Operating and liabilities of Midcoast Operating for which creditors do not have recourse to our general credit as the primary beneficiary. These assets and liabilities are included in our consolidated balance sheet.

	March 31, 2016	December 31, 2015
	(unaudited; in millions)
ASSETS
Cash and cash equivalents	$3.6	$3.4
Restricted cash	$—	$6.0
Receivables, trade and other, net	$10.4	$13.3
Due from General Partner and affiliates	$4.1	$46.9
Accrued receivables	$24.0	$56.1
Inventory	$13.7	$31.9
Other current assets	$100.2	$118.5
Property, plant and equipment, net	$4,207.5	$4,226.3
Intangible assets, net	$267.5	$272.9
Equity investment in joint ventures	$368.0	$372.3
Other assets, net	$80.0	$93.9
LIABILITIES
Due to General Partner and affiliates	$38.4	$28.5
Accounts payable and other	$53.5	$87.1
Accrued purchases	$109.1	$143.8
Property and other taxes payable	$10.8	$18.4
Other long-term liabilities	$39.6	$45.9

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. EQUITY INVESTMENTS IN JOINT VENTURES

We have a 35% aggregate interest in the Texas Express NGL system, which is comprised of two joint ventures with third parties. The Texas Express NGL system consists of a 593-mile NGL intrastate transportation pipeline and a related NGL gathering system. Our investment in and earnings from the Texas Express NGL system are presented in “Equity investment in joint ventures” on our consolidated statements of financial position and “Equity in earnings of joint ventures” on our consolidated statements of income, respectively. The following table presents unaudited income statement information for the Texas Express NGL system on a combined, 100% basis for the periods presented:

	For the three months ended March 31,
	2016	2015
	(in millions)
Operating revenues	$32.2	$28.8
Operating expenses	$12.0	$11.0
Net income	$20.1	$17.7

9. DEBT

The following table presents the carrying amounts of our consolidated debt obligations.

	Interest Rate	March 31, 2016	December 31, 2015
		(in millions)
Credit Agreement due 2018	2.691%	$440.0	$490.0
Series A Senior Notes due September 2019	3.560%	75.0	75.0
Series B Senior Notes due September 2021	4.040%	175.0	175.0
Series C Senior Notes due September 2024	4.420%	150.0	150.0
Total principal amount of debt obligations		840.0	890.0
Unamortized debt issuance costs		(1.7)	(1.8)
Total		$838.3	$888.2

On January 1, 2016, we adopted Accounting Standards Update No. 2015-03, which requires us to present debt issuance costs in the balance sheet as a reduction to the carrying amount of the debt liability, rather than as an asset. We have retrospectively adopted this guidance for all periods presented. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Our interest cost for the three months ended March 31, 2016, and 2015, is comprised of the following:

	For the three months ended March 31,
	2016	2015
	(in millions)
Interest cost incurred	$8.4	$7.6
Less: Interest capitalized	0.1	0.9
Interest expense, net	$8.3	$6.7

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9. DEBT  – (continued)

Debt Arrangements

Credit Agreement

We, Midcoast Operating, and our material domestic subsidiaries are parties to the Credit Agreement, which permits aggregate borrowings of up to $810.0 million at any one time outstanding. The original term of the Credit Agreement was three years, with an initial maturity date of November 13, 2016, subject to four one-year requests for extension. Our Credit Agreement’s current maturity date is September 30, 2018; however, $140.0 million of commitments expire on the initial maturity date of November 13, 2016 and an additional $25.0 million of commitments expire on September 30, 2017. During the three months ended March 31, 2016, we had net repayments of approximately $50.0 million, which includes gross borrowings of $1,585.0 million and gross repayments of $1,635.0 million.

Debt Covenants

At March 31, 2016, we were in compliance with the terms of our financial covenants under our debt agreements.

Available Credit

At March 31, 2016, we had approximately $370.0 million of unutilized commitments under the terms of our Credit Agreement, determined as follows:

(in millions)
Total credit limit under Credit Agreement	$810.0
Amounts outstanding under Credit Agreement	(440.0)
Total amount available at March 31, 2016	$370.0

Fair Value of Debt Obligations

The carrying amount of our outstanding borrowings under the Credit Agreement approximates the fair value at March 31, 2016 and December 31, 2015, respectively, due to the short-term nature and frequent repricing of the amounts outstanding under these obligations. The outstanding borrowings under the Credit Agreement are included with our long-term debt obligations since we have the ability and the intent to refinance the amounts outstanding on a long-term basis.

The approximate fair values of our fixed-rate debt obligations were $372.5 million at March 31, 2016. We determined the approximate fair values using a standard methodology that incorporates pricing points that are obtained from independent, third-party investment dealers who actively make markets in our debt securities. We use these pricing points to calculate the present value of the principal obligation to be repaid at maturity and all future interest payment obligations for any debt outstanding. The fair value of our long-term debt obligations is categorized as Level 2 within the fair value hierarchy.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. PARTNERS’ CAPITAL

Distribution to Partners

The following table sets forth our distributions, as approved by the board of directors of our General Partner, during the three months ended March 31, 2016.

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit	Cash Distributed
			(in millions, except per unit amounts)
January 28, 2016	February 5, 2016	February 12, 2016	$0.35750	$16.5

Cash distributed to partners is reflected in “Distributions to partners,” on our consolidated statements of cash flows. We paid cash distributions to EEP for its ownership interest in us totaling $8.9 million and $8.5 million for the three months ended March 31, 2016 and 2015, respectively.

Distributions to Noncontrolling Interests

Midcoast Operating paid cash distributions to EEP for its ownership interest in Midcoast Operating totaling $25.9 million and $19.8 million for the three months ended March 31, 2016 and 2015, respectively. These amounts are reflected in “Distributions to noncontrolling interest” in our consolidated statements of cash flows.

During any quarter until the quarter ending December 31, 2017, if our quarterly declared distribution exceeds our distributable cash, as that term is defined in Midcoast Operating’s limited partnership agreement, we receive an increased quarterly distribution from Midcoast Operating, and EEP receives a corresponding reduction to its quarterly distribution in the amount that our declared distribution exceeds our distributable cash. Midcoast Operating’s adjustment of EEP’s distribution will be limited by EEP’s pro rata share of the Midcoast Operating quarterly cash distribution and a maximum of $0.005 per unit quarterly distribution increase by us. There is no requirement for us to compensate EEP for these adjusted distributions, except for settling our capital accounts with Midcoast Operating in a liquidation scenario. For the three months ended March 31, 2016, EEP’s quarterly distribution from Midcoast Operating was reduced by $0.8 million.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. PARTNERS’ CAPITAL  – (continued)

Changes in Partners’ Capital

The following table presents significant changes in partners’ capital accounts attributable to our General Partner and limited partners as well as the noncontrolling interest in our consolidated subsidiary during the three months ended March 31, 2016 and 2015.

	For the three months ended March 31,
	2016	2015
	(in millions)
Class A common units:
Beginning balance	$522.2	$634.2
Net loss	(9.9)	(9.8)
Distributions	(8.1)	(7.7)
Ending balance	$504.2	$616.7
Subordinated units:
Beginning balance	$1,062.0	$1,174.0
Net loss	(9.9)	(9.8)
Distributions	(8.1)	(7.7)
Ending balance	$1,044.0	$1,156.5
General Partner units:
Beginning balance	$43.3	$47.8
Net loss	(0.4)	(0.4)
Contributions	9.5	—
Distributions	(0.3)	(0.4)
Ending balance	$52.1	$47.0
Accumulated other comprehensive income (loss)
Beginning balance	$(0.9)	$11.6
Changes in fair value of derivative financial instruments reclassified to earnings	—	(4.3)
Changes in fair value of derivative financial instruments recognized in other comprehensive income	—	2.8
Ending balance	$(0.9)	$10.1
Noncontrolling interest
Beginning balance	$2,405.7	$2,529.0
Capital contributions	9.2	68.2
Comprehensive income:
Net loss	(10.1)	(10.1)
Other comprehensive loss, net of tax	—	(1.4)
Distributions to noncontrolling interest	(25.9)	(19.8)
Ending balance	$2,378.9	$2,565.9
Total partners’ capital at end of period	$3,978.3	$4,396.2

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. PARTNERS’ CAPITAL  – (continued)

Securities Authorized for Issuance under LTIP

In August 2014, we filed a registration statement on Form S-8 with the SEC registering the issuance of 3,750,000 Class A common units that are issuable pursuant to awards that may be granted under the LTIP. As of March 31, 2016, we had not granted any awards for, or that are convertible into, Class A common units under our LTIP.

11. RELATED PARTY TRANSACTIONS

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

The affiliate amounts incurred by us through EEP for services received pursuant to the Intercorporate Services Agreement are reflected in “Operating and maintenance — affiliate” and “General and administrative — affiliate” on our consolidated statements of income. Under the Intercorporate Services Agreement, we reimburse EEP and its affiliates for the costs and expenses incurred in providing us with such services. However, EEP has agreed to reduce the amounts payable for general and administrative expenses that otherwise would have been allocable to Midcoast Operating by $25.0 million annually. As a result, for each of the three months ended March 31, 2016 and 2015, we recognized $6.3 million as a reduction to “Due to general partner and affiliates” with the offset recorded as a contribution to “Noncontrolling interest” in our consolidated statements of financial position.

Omnibus Agreement

We, Midcoast Holdings, EEP, and Enbridge are parties to the Omnibus Agreement under which EEP agreed to, among other things, indemnify us for certain matters, including environmental, right-of-way and permit matters. EEP’s obligation to indemnify us for these matters is subject to a $500,000 aggregate deductible before we are entitled to indemnification. Additionally, there is a $15.0 million aggregate cap on the amounts for which EEP will indemnify us for under the Omnibus Agreement. For the three months ended March 31, 2016, we received indemnification proceeds from EEP under the Omnibus Agreement of $12.2 million for the acquisition of title to right-of-way assets that were pending at the time of our initial public offering and associated legal fees. Of this amount, $9.5 million was classified as a contribution from our General Partner in our consolidated statements of cash flows, and $2.7 million was classified as a reduction of legal expenses reflected in “General and administrative — affiliate” expense in our consolidated statements of income.

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

Also included in “Cost of natural gas and natural gas liquids — affiliate,” are pipeline transportation and demand fees from the Texas Express NGL system of $5.4 million and $5.8 million for the three months ended March 31, 2016 and 2015, respectively. Our logistics and marketing business has made commitments to transport up to 120,000 barrels per day, or Bpd, of NGLs on the Texas Express NGL system through 2022. The current commitment level is 29,000 Bpd.

Routine purchases and sales with affiliates are settled monthly through our centralized treasury function at terms that are consistent with third-party transactions for the three months ended March 31, 2016 and 2015. Routine purchases and sales with affiliates that have not yet been settled are included in “Due from general partner and affiliates” and “Due to general partner and affiliates” on our consolidated statements of financial position.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. RELATED PARTY TRANSACTIONS  – (continued)

Sale of Accounts Receivable

For the three months ended March 31, 2016 and 2015, we sold and derecognized receivables of $435.3 million and $705.4 million, respectively, to an indirect, wholly-owned subsidiary of Enbridge. As a result, for the three months ended March 31, 2016 and 2015, we received cash proceeds of $435.1 million and $705.2 million, respectively. Consideration for the receivables sold is equivalent to the carrying value of the receivables less a discount for credit risk. The difference between the carrying value of the receivables sold and the cash proceeds received is recognized in “General and administrative — affiliate” expense in our consolidated statements of income. For each of the three months ended March 31, 2016 and 2015, the expense stemming from the discount on the receivables sold was $0.2 million.

As of March 31, 2016 and December 31, 2015, we had $14.6 million and $14.6 million, respectively, in “Restricted cash” on our consolidated statements of financial position for cash collections related to sold and derecognized receivables that have yet to be remitted to the Enbridge subsidiary. As of March 31, 2016 and December 31, 2015, outstanding receivables of $107.1 million and $147.1 million, respectively, which had been sold and derecognized, had not been collected on behalf of the Enbridge subsidiary.

Financial Support Agreement

At March 31, 2016, EEP provided $4.9 million of letters of credit outstanding and $23.3 million of guarantees to Midcoast Operating under a Financial Support Agreement with Midcoast Operating. At December 31, 2015, EEP provided $7.5 million of letters of credit outstanding and $21.7 million in guarantees to Midcoast Operating under this agreement. The annual costs that Midcoast Operating incurs under the Financial Support Agreement are based on the cumulative average amount of letters of credit and guarantees that EEP provides on behalf of Midcoast Operating and its wholly-owned subsidiaries, multiplied by a 2.5% annual fee. Midcoast Operating incurred $0.1 million and $0.2 million of these costs for the three months ended March 31, 2016 and 2015, respectively, which are included in “Operating and maintenance — affiliate” on our consolidated statements of income.

12. COMMITMENTS AND CONTINGENCIES

Environmental Liabilities

We are subject to federal and state laws and regulations relating to the protection of the environment. Environmental risk is inherent to our operating activities, and we are, at times, subject to environmental cleanup and enforcement actions. We manage this environmental risk through appropriate environmental policies and practices to minimize any impact our operations may have on the environment. To the extent that we are unable to recover payment for environmental liabilities from insurance or otherwise, we will be responsible for payment of liabilities arising from environmental incidents associated with our operating activities. We continue to voluntarily monitor past leak sites on our systems for the purpose of assessing whether any remediation is required in light of current regulations. As of March 31, 2016 and December 31, 2015, we did not have any material accrued environmental liabilities.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Our net income and cash flows are subject to volatility stemming from fluctuations in commodity prices of natural gas, NGLs, condensate, crude oil and fractionation margins. Fractionation margins represent the relative difference between the price we receive from NGL and condensate sales and the corresponding cost of natural gas we purchase for processing. Our exposure to commodity price risk exists within both of our segments. We use derivative financial instruments (i.e., futures, forwards, swaps, options, and other financial instruments with similar characteristics) to manage the risks associated with market fluctuations in commodity prices, as well as to reduce the volatility in our cash flows. Based on our risk management policies, all of our derivative financial instruments are employed in connection with an underlying asset, liability and/or forecasted transaction and are not entered into with the objective of speculating on commodity prices. We have hedged a portion of our exposure to the variability in future cash flows associated with commodity price risks in future periods in accordance with our risk management policies. Our derivative instruments that are designated for hedge accounting under authoritative guidance are classified as cash flow hedges.

Derivative Positions

Our derivative financial instruments are included at their fair values in the consolidated statements of financial position as follows:

	March 31, 2016	December 31, 2015
	(in millions)
Other current assets	$96.5	$117.3
Other assets, net	26.2	39.2
Accounts payable and other(1)	(30.4)	(45.7)
Other long-term liabilities	(14.3)	(18.3)
	$78.0	$92.5

(1)	Includes $12.6 million of cash collateral at December 31, 2015.

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

The table below summarizes our derivative balances by counterparty credit quality (any negative amounts represent our net obligations to pay the counterparty).

	March 31, 2016	December 31, 2015
	(in millions)
Counterparty Credit Quality(1)
AAA	$0.1	$—
AA(2)	61.6	67.6
A	15.1	24.1
Lower than A	1.2	0.8
	$78.0	$92.5

(1)	As determined by nationally-recognized statistical ratings organizations.
(2)	Includes $12.6 million of cash collateral at December 31, 2015.

As the net value of our derivative financial instruments has decreased as a result of the settlement of maturing derivatives, our outstanding financial exposure to third parties has also decreased. When credit thresholds are met pursuant to the terms of our International Swaps and Derivatives Association, Inc., or ISDA®, financial contracts, we have the right to require collateral from our counterparties. We include any cash collateral received in the balances listed above. At March 31, 2016, we did not have any cash collateral on our asset exposures. At

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

December 31, 2015, our short-term liabilities included $12.6 million relating to cash collateral on our asset exposures. Cash collateral is classified as “Restricted cash” in our consolidated statements of financial position. As of December 31, 2015, all of our cash collateral was held directly by EEP.

We provided letters of credit totaling $4.9 million and $7.5 million relating to our liability exposures pursuant to the margin thresholds in effect at March 31, 2016 and December 31, 2015, respectively, under our ISDA® agreements. The ISDA® agreements and associated credit support, which govern our financial derivative transactions, contain no credit rating downgrade triggers that would accelerate the maturity dates of our outstanding transactions. A change in ratings is not an event of default under these instruments, and the maintenance of a specific minimum credit rating is not a condition to transacting under the ISDA® agreements. In the event of a credit downgrade, additional collateral may be required to be posted under the agreement if we are in a liability position to our counterparty, but the agreement will not automatically terminate and require immediate settlement of all future amounts due.

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

In the event that our credit ratings were to decline below the lowest level of investment grade, as determined by Standard & Poor’s and Moody’s, we would be required to provide additional amounts under our existing letters of credit to meet the requirements of our ISDA® agreements. For example, if our credit ratings had been below the lowest level of investment grade at March 31, 2016, we would have been required to provide letters of credit in the amount of $10.5 million related to our open positions.

At March 31, 2016, and December 31, 2015, we had credit concentrations in the following industry sectors, as presented below:

	March 31, 2016	December 31, 2015
	(in millions)
United States financial institutions and investment banking entities(1)	$68.2	$80.8
Non-United States financial institutions	(12.5)	(12.3)
Integrated oil companies	(0.3)	0.6
Other	22.6	23.4
	$78.0	$92.5

(1)	Includes $12.6 million of cash collateral at December 31, 2015.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Effect of Derivative Instruments on the Consolidated Statements of Financial Position

		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
	Financial Position Location	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
		(in millions)
Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	96.5	117.3	—	—
Commodity contracts	Other assets	26.2	39.2	—	—
Commodity contracts	Accounts payable and other(1)	—	—	(30.4)	(33.1)
Commodity contracts	Other long-term liabilities	—	—	(14.3)	(18.3)
		122.7	156.5	(44.7)	(51.4)
Total derivative instruments		$122.7	$156.5	$(44.7)	$(51.4)

(1)	Excludes $12.6 million of cash collateral at December 31, 2015.

Accumulated Other Comprehensive Income

We record the change in fair value of our highly effective cash flow hedges in AOCI until the derivative financial instruments are settled, at which time they are reclassified to earnings. As of March 31, 2016 and December 31, 2015, we included in AOCI unrecognized losses of approximately $0.4 million associated with derivative financial instruments that qualified for and were classified as cash flow hedges of forecasted transactions that were subsequently de-designated, settled, or terminated. These losses are reclassified to earnings over the periods during which the originally hedged forecasted transactions affect earnings.

During the three months ended March 31, 2015, unrealized commodity hedge gains of $0.6 million were de-designated as a result of the hedges no longer meeting hedge accounting criteria. At March 31, 2016, we had no designated commodity hedges. We estimate that approximately $0.1 million, representing unrealized net gains from our cash flow hedging activities based on pricing and positions at March 31, 2016, will be reclassified from AOCI to earnings during the next 12 months.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)	Location of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)	Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
		(in millions)
For the three months ended March 31, 2016
Interest Rate contracts	$—	Interest expense	$(0.1)	Interest expense	$—
Commodity contracts	—	Cost of natural gas and natural gas liquids	0.1	Cost of natural gas and natural gas liquids	—
	$—		$—		$—
For the three months ended March 31, 2015
Commodity contracts	$(3.6)	Cost of natural gas and natural gas liquids	$8.4	Cost of natural gas and natural gas liquids	$(4.0)

(1)	Includes only the ineffective portion of derivatives that are designated as hedging instruments and does not include net gains or losses associated with derivatives that do not qualify for hedge accounting treatment.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Components of Accumulated Other Comprehensive Income/(Loss)

	Cash Flow Hedges
	2016	2015
	(in millions)
Balance at January 1	$(0.9)	$11.6
Other comprehensive income (loss) before reclassifications(1)	—	2.8
Amounts reclassified from AOCI(2)(3)	—	(4.3)
Net other comprehensive income (loss)	$—	$(1.5)
Balance at March 31	$(0.9)	$10.1

(1)	Excludes NCI gain of $2.7 million reclassified from AOCI at March 31, 2015.
(2)	Excludes NCI loss of $4.1 million reclassified from AOCI at March 31, 2015.
(3)	For additional details on the amounts reclassified from AOCI, reference the Reclassifications from Accumulated Other Comprehensive Income table below.

Reclassifications from Accumulated Other Comprehensive Income

	For the three months ended March 31,
	2016	2015
	(in millions)
Losses (gains) on cash flow hedges:
Commodity Contracts(1)(2)	$—	$(4.3)
Total Reclassifications from AOCI	$—	$(4.3)

(1)	Loss (gain) reported within “Cost of natural gas and natural gas liquids” in the consolidated statements of income.
(2)	Excludes NCI loss $4.1 million reclassified from AOCI for the three months ended March 31, 2015.

Effect of Derivative Instruments on Consolidated Statements of Income

		For the three months ended March 31,
		2016	2015
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings	Amount of Gain or (Loss) Recognized in Earnings(1)(2)
		(in millions)
Commodity contracts	Operating revenue	$(2.4)	$(17.3)
Commodity contracts	Operating revenue – affiliate	—	(0.2)
Commodity contracts	Cost of natural gas and natural gas liquids(3)	1.8	12.1
Total		$(0.6)	$(5.4)

(1)	Does not include settlements associated with derivative instruments that settle through physical delivery.
(2)	Includes only net gains or losses associated with those derivatives that do not receive hedge accounting treatment and does not include the ineffective portion of derivatives that are designated as hedging instruments.
(3)	Includes settlement gains of $26.5 million and $25.7 million for the three months ended March 31, 2016 and 2015, respectively.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Offsetting of Financial Assets and Derivative Assets

	As of March 31, 2016
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position	Net Amount
	(in millions)
Description:
Derivatives	$122.7	$—	$122.7	$(23.2)	$99.5

	As of December 31, 2015
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$156.5	$—	$156.5	$(41.5)	$115.0

(1)	Includes $12.6 million of cash collateral at December 31, 2015.

Offsetting of Financial Liabilities and Derivative Liabilities

	As of March 31, 2016
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position	Net Amount
	(in millions)
Description:
Derivatives	$(44.7)	$—	$(44.7)	$23.2	$(21.5)

	As of December 31, 2015
	Gross Amount of Recognized Liabilities(1)	Gross Amount Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$(64.0)	$—	$(64.0)	$41.5	$(22.5)

(1)	Includes $12.6 million of cash collateral at December 31, 2015.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Inputs to Fair Value Derivative Instruments

The following table sets forth by level within the fair value hierarchy our net financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016, and December 31, 2015. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our valuation of the financial assets and liabilities and their placement within the fair value hierarchy.

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Commodity contracts:
Financial	$—	$0.6	$5.5	$6.1	$—	$1.3	$8.9	$10.2
Physical	—	—	0.9	0.9	—	—	0.6	0.6
Commodity options	—	—	71.0	71.0	—	—	94.3	94.3
	$—	$0.6	$77.4	$78.0	$—	$1.3	$103.8	$105.1
Cash collateral				—				(12.6)
Total				$78.0				$92.5

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

Qualitative Information about Level 3 Fair Value Measurements

Data from pricing services and published indices are used to measure the fair value of our Level 3 derivative instruments on a recurring basis. We may also use these inputs with internally developed methodologies that result in our best estimate of fair value. The inputs listed in the table below would have a direct impact on the fair values of the listed instruments. The significant unobservable inputs used in the fair value measurement of the commodity derivatives (natural gas, NGLs, crude and power) are forward commodity prices. The significant unobservable inputs used in determining the fair value measurement of options are price and volatility. Forward commodity price in isolation has a direct relationship to the fair value of a commodity contract in a long position and an inverse relationship to a commodity contract in a short position. Volatility has a direct relationship to the fair value of an option contract. Generally, a change in the estimate of forward commodity prices is unrelated to a change in the estimate of volatility of prices. A change to the credit valuation has an inverse relationship to the fair value of our derivative contracts.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Quantitative Information About Level 3 Fair Value Measurements

Contract Type	Fair Value at March 31, 2016(2)	Valuation Technique	Unobservable Input	Range(1)			Units
				Lowest	Highest	Weighted Average
	(in millions)
Commodity Contracts – Financial
Natural Gas	$0.6	Market Approach	Forward Gas Price	1.80	3.27	2.69	MMBtu
NGLs	4.9	Market Approach	Forward NGL Price	0.17	0.92	0.42	Gal
Commodity Contracts – Physical
Natural Gas	(1.8)	Market Approach	Forward Gas Price	1.53	3.27	2.01	MMBtu
Crude Oil	0.3	Market Approach	Forward Crude Price	28.29	40.90	38.91	Bbl
NGLs	2.4	Market Approach	Forward NGL Price	0.17	0.92	0.41	Gal
Commodity Options
Natural Gas, Crude and NGLs	71.0	Option Model	Option Volatility	8%	100%	37%
Total Fair Value	$77.4

(1)	Prices are in dollars per Millions of British Thermal Units, or MMBtu, for natural gas, dollars per gallon, or Gal, for NGLs and dollars per barrel, or Bbl, for crude oil.
(2)	Fair values include credit valuation adjustment losses of approximately $0.2 million.

Quantitative Information About Level 3 Fair Value Measurements

Contract Type	Fair Value at December 31, 2015(2)	Valuation Technique	Unobservable Input	Range(1)			Units
				Lowest	Highest	Weighted Average
	(in millions)
Commodity Contracts – Financial
Natural Gas	$0.3	Market Approach	Forward Natural Gas Price	2.27	3.07	2.64	MMBtu
NGLs	8.6	Market Approach	Forward NGL Price	0.16	0.93	0.41	Gal
Commodity Contracts – Physical
Natural Gas	(2.5)	Market Approach	Forward Natural Gas Price	2.08	3.44	2.33	MMBtu
Crude Oil	—	Market Approach	Forward Crude Oil Price	26.50	38.41	37.29	Bbl
NGLs	3.1	Market Approach	Forward NGL Price	0.16	1.20	0.40	Gal
Commodity Options
Natural Gas, Crude and NGLs	94.3	Option Model	Option Volatility	13%	74%	36%
Total Fair Value	$103.8

(1)	Prices are in dollars per MMBtu for natural gas, dollars per gallon, or Gal, for NGLs, and Bbl for crude oil.
(2)	Fair values include credit valuation adjustment losses of approximately $0.3 million.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Level 3 Fair Value Reconciliation

The table below provides a reconciliation of changes in the fair value of our Level 3 financial assets and liabilities measured on a recurring basis from January 1, 2016 to March 31, 2016. No transfers of assets between any of the Levels occurred during the period.

	Commodity Financial Contracts	Commodity Physical Contracts	Commodity Options	Total
	(in millions)
Beginning balance as of January 1, 2016	$8.9	$0.6	$94.3	$103.8
Transfer out of Level 3(1)	—	—	—	—
Gains or losses included in earnings:
Reported in Operating revenue	—	(6.7)	—	(6.7)
Reported in Cost of natural gas and natural gas liquids	0.4	8.5	(1.5)	7.4
Gains or losses included in other comprehensive income:
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Sales	—	—	—	—
Settlements(2)	(3.8)	(1.5)	(21.8)	(27.1)
Ending balance as of March 31, 2016	$5.5	$0.9	$71.0	$77.4
Amounts reported in Operating revenue	$—	$(2.4)	$—	$(2.4)
Amount of changes in net assets attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date:
Reported in Operating revenue	$—	$(2.7)	$—	$(2.7)
Reported in Cost of natural gas and natural gas liquids	$0.4	$4.8	$(2.5)	$2.7

(1)	Our policy is to recognize transfers as of the last day of the reporting period.
(2)	Settlements represent the realized portion of forward contracts.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Fair Value Measurements of Commodity Derivatives

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity based swaps and physical contracts at March 31, 2016 and December 31, 2015.

	At March 31, 2016						At December 31, 2015
			Wtd. Average Price(2)		Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)	Receive	Pay	Asset	Liability	Asset	Liability
					(in millions)
Portion of contracts maturing in 2016
Swaps
Receive variable/pay fixed	Natural Gas	16,287	$2.43	$3.48	$—	$—	$—	$—
	NGL	1,570,750	$23.30	$25.39	$1.8	$(5.1)	$0.2	$(8.4)
	Crude Oil	464,000	$40.65	$65.19	$0.1	$(11.5)	$—	$(17.5)
Receive fixed/pay variable	NGL	1,894,000	$27.74	$22.68	$11.0	$(1.4)	$18.3	$(0.2)
	Crude Oil	494,000	$64.02	$40.51	$12.2	$(0.6)	$18.2	$—
Receive variable/pay variable	Natural Gas	7,355,000	$2.47	$2.47	$0.2	$(0.2)	$0.1	$(0.1)
Physical Contracts
Receive variable/pay fixed	NGL	890,000	$17.94	$16.02	$1.8	$(0.1)	$—	$(0.2)
	Crude Oil	—	$—	$—	$—	$—	$—	$(0.2)
Receive fixed/pay variable	NGL	869,166	$22.46	$24.95	$0.1	$(2.3)	$1.9	$(0.2)
Receive variable/pay variable	Natural Gas	118,233,634	$1.94	$1.96	$—	$(2.1)	$—	$(2.8)
	NGL	8,400,616	$16.85	$16.51	$3.7	$(0.8)	$4.0	$(2.4)
	Crude Oil	681,040	$38.84	$38.38	$0.7	$(0.4)	$0.7	$(0.5)
Portion of contracts maturing in 2017
Swaps
Receive variable/pay fixed	Natural Gas	76,530	$2.49	$2.97	$—	$—	$—	$—
	NGL	757,500	$16.63	$21.05	$0.1	$(3.5)	$—	$(4.5)
	Crude Oil	547,500	$44.92	$66.72	$—	$(11.8)	$—	$(10.9)
Receive fixed/pay variable	NGL	757,500	$19.19	$16.63	$2.2	$(0.3)	$3.3	$(0.1)
	Crude Oil	638,750	$63.63	$44.92	$11.9	$—	$10.9	$—
Receive variable/pay variable	Natural Gas	12,550,000	$2.75	$2.70	$0.8	$(0.2)	$0.5	$(0.2)
Physical Contracts
Receive fixed/pay variable	NGL	595	$22.37	$21.17	$—	$—	$—	$—
Receive variable/pay variable	Natural Gas	3,987,810	$2.78	$2.75	$0.1	$—	$0.1	$—
	NGL	186,500	$23.33	$23.40	$—	$—	$—	$—
Portion of contracts maturing in 2018
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$2.92	$2.89	$0.1	$—	$0.1	$—
Portion of contracts maturing in 2019
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$3.00	$2.97	$0.1	$—	$0.1	$—
Portion of contracts maturing in 2020
Physical Contracts
Receive variable/pay variable	Natural Gas	359,640	$3.29	$3.26	$—	$—	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.
(2)	Weighted-average prices received and paid are in $/MMBtu for natural gas and $/Bbl for NGL and crude oil.
(3)	The fair value is determined based on quoted market prices at March 31, 2016, and December 31, 2015, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment gains of approximately $0.4 million and $0.6 million at March 31, 2016 and December 31, 2015, respectively, as well as cash collateral received.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

The following table provides summarized information about the fair value of expected cash flows of our outstanding commodity options at March 31, 2016 and December 31, 2015.

	At March 31, 2016						At December 31, 2015
	Commodity	Notional(1)	Strike Price(2)	Market Price(2)	Fair Value(3)		Fair Value(3)
					Asset	Liability	Asset	Liability
					(in millions)
Portion of option contracts maturing in 2016
Puts (purchased)	Natural Gas	1,237,500	$3.75	$2.22	$1.9	$—	$2.1	$—
	NGL	2,227,500	$39.29	$22.66	$37.6	$—	$54.4	$—
	Crude Oil	605,000	$75.91	$41.68	$20.7	$—	$27.7	$—
Calls (written)	Natural Gas	1,237,500	$4.98	$2.22	$—	$—	$—	$—
	NGL	2,227,500	$45.09	$22.66	$—	$(0.4)	$—	$(0.3)
	Crude Oil	605,000	$86.68	$41.68	$—	$—	$—	$—
Puts (written)	Natural Gas	1,237,500	$3.75	$2.22	$—	$(1.9)	$—	$(2.1)
	NGL	68,750	$39.06	$23.25	$—	$(1.1)	$—	$(1.5)
Calls (purchased)	Natural Gas	1,237,500	$4.98	$2.22	$—	$—	$—	$—
	NGL	68,750	$46.41	$23.25	$—	$—	$—	$—
Portion of option contracts maturing in 2017
Puts (purchased)	NGL	1,277,500	$25.26	$23.44	$5.1	$—	$5.8	$—
	Crude Oil	638,750	$59.86	$44.92	$11.1	$—	$10.0	$—
Calls (written)	NGL	1,277,500	$29.46	$23.44	$—	$(0.8)	$—	$(0.8)
	Crude Oil	638,750	$68.19	$44.92	$—	$(0.9)	$—	$(0.6)
Portion of option contracts maturing in 2018
Puts (purchased)	Crude Oil	91,250	$42.00	$47.03	$0.5	$—	$—	$—
Calls (written)	Crude Oil	91,250	$51.75	$47.03	$—	$(0.5)	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.
(2)	Strike and market prices are in $/MMBtu for natural gas and in $/Bbl for NGL and crude oil.
(3)	The fair value is determined based on quoted market prices at March 31, 2016, and December 31, 2015, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment losses of approximately $0.3 million and $0.4 million at March 31, 2016 and December 31, 2015, respectively, as well as cash collateral received.

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

We computed our income tax expense by applying a Texas state franchise tax rate to modified gross margin. Our Texas state franchise tax rate was 0.5% and 0.6% for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016 and December 31, 2015, we included a current income tax payable of $2.7 million and $1.1 million, respectively, in “Property and other taxes payable” on our consolidated statements of financial position. In addition, at March 31, 2016 and December 31, 2015, we included a deferred income tax payable of $14.5 million and $14.3 million, respectively, in “Other long-term liabilities” on our consolidated statements of financial position to reflect the tax associated with the difference between the net basis in assets and liabilities for financial and state tax reporting.

15. SEGMENT INFORMATION

Our business is divided into operating segments, defined as components of the enterprise, about which financial information is available and evaluated regularly by our Chief Operating Decision Maker, collectively comprised of our senior management, in deciding how resources are allocated and performance is assessed.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15. SEGMENT INFORMATION  – (continued)

Each of our reportable segments is a business unit that offers different services and products that are managed separately, since each business segment requires different operating strategies. We conduct our business through two distinct reporting segments:

•	Gathering, Processing and Transportation; and
•	Logistics and Marketing.

The following tables present certain financial information relating to our business segments and corporate activities:

	As of and for the three months ended March 31, 2016
	Gathering, Processing and Transportation	Logistics and Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$243.1	$248.8	$—	$491.9
Less: Intersegment revenue	54.5	5.5	—	60.0
Operating revenue	188.6	243.3	—	431.9
Cost of natural gas and natural gas liquids	118.5	229.5	—	348.0
Segment gross margin	70.1	13.8	—	83.9
Operating and maintenance	46.7	10.4	0.1	57.2
General and administrative	13.0	1.5	1.1	15.6
Depreciation and amortization	37.7	1.8	—	39.5
	97.4	13.7	1.2	112.3
Operating income (loss)	(27.3)	0.1	(1.2)	(28.4)
Other income	7.1 (2)	—	0.2	7.3
Interest expense, net	—	—	(8.3)	(8.3)
Income (loss) before income tax expense	(20.2)	0.1	(9.3)	(29.4)
Income tax expense	—	—	(0.9)	(0.9)
Net income (loss)	(20.2)	0.1	(10.2)	(30.3)
Less: Net loss attributable to noncontrolling interest	—	—	(10.1)	(10.1)
Net income (loss) attributable to general and limited partner ownership interests in Midcoast Energy Partners, L.P.	$(20.2)	$0.1	$(0.1)	$(20.2)
Total assets	$4,897.8 (3)	$130.9	$113.9	$5,142.6
Capital expenditures (excluding acquisitions)	$15.9	$2.7	$(0.9)	$17.7

(1)	Corporate consists of interest expense, interest income, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.
(2)	Other income for our Gathering, Processing and Transportation segment includes our equity investment in the Texas Express NGL system.
(3)	Totals assets for our Gathering, Processing and Transportation segment includes $368.0 million for our equity investment in the Texas Express NGL system.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15. SEGMENT INFORMATION  – (continued)

	As of and for the three months ended March 31, 2015
	Gathering, Processing and Transportation	Logistics and Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$385.4	$765.3	$—	$1,150.7
Less: Intersegment revenue	267.3	9.9	—	277.2
Operating revenue	118.1	755.4	—	873.5
Cost of natural gas and natural gas liquids	21.9	757.2	—	779.1
Segment gross margin	96.2	(1.8)	—	94.4
Operating and maintenance	50.8	12.6	—	63.4
General and administrative	16.3	3.0	1.7	21.0
Depreciation and amortization	36.7	1.6	—	38.3
	103.8	17.2	1.7	122.7
Operating loss	(7.6)	(19.0)	(1.7)	(28.3)
Other income	5.7 (2)	—	—	5.7
Interest expense, net	—	—	(6.7)	(6.7)
Loss before income tax expense	(1.9)	(19.0)	(8.4)	(29.3)
Income tax expense	—	—	(0.8)	(0.8)
Net loss	(1.9)	(19.0)	(9.2)	(30.1)
Less: Net loss attributable to noncontrolling interest	—	—	(10.1)	(10.1)
Net income (loss) attributable to general and limited partner ownership interests in Midcoast Energy Partners, L.P.	$(1.9)	$(19.0)	$0.9	$(20.0)
Total assets	$5,226.2 (3)	$236.9	$116.5	$5,579.6
Capital expenditures (excluding acquisitions)	$54.8	$0.7	$0.1	$55.6

(1)	Corporate consists of interest expense, interest income, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.
(2)	Other income for our Gathering, Processing and Transportation segment includes our equity investment in the Texas Express NGL system.
(3)	Totals assets for our Gathering, Processing and Transportation segment includes $380.1 million for our equity investment in the Texas Express NGL system.

16. SUPPLEMENTAL CASH FLOW INFORMATION

In the “Cash used in investing activities” section of the consolidated statements of cash flows, we exclude changes that did not affect cash. The following is a reconciliation of cash used for additions to property, plant and equipment to total capital expenditures (excluding “Acquisitions” and “Investment in joint ventures”):

	For the three months ended March 31,
	2016	2015
	(in millions)
Additions to property, plant and equipment	$16.3	$56.1
Increase (decrease) in construction payables	1.4	(0.5)
Total capital expenditures	$17.7	$55.6

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Revenues from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB delayed the effective date of the new revenue standard by one year. This accounting update is effective for annual and interim periods beginning on or after December 15, 2017, and may be applied on either a full or modified retrospective basis. We are in the early stages of reviewing our revenue contracts and are unable to estimate the impacts that this pronouncement will have on our consolidated financial statements at this time. We are also currently evaluating which transition approach we will apply.

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, which requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for practically all leases (other than leases that are less than 12 months). The pronouncement continues to require lessees to distinguish between operating and financing, formerly known as capital leases, and lessors to distinguish between sales-type, direct financing, and operating leases for income statement purposes. This accounting update is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, and entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach with certain optional practical expedients. We are currently evaluating the impact that this pronouncement will have on our consolidated financial statements.

18. SUBSEQUENT EVENTS

Distribution to Partners

On April 28, 2016, the board of directors of Midcoast Holdings, our General Partner, declared a cash distribution payable to our unitholders on May 13, 2016. The distribution will be paid to unitholders of record as of May 6, 2016, of our available cash of $16.5 million at March 31, 2016, or $0.3575 per limited partner unit. We will pay $7.6 million to our public Class A common unitholders, while $8.9 million in the aggregate will be paid to EEP with respect to its Class A common units and subordinated units and Midcoast Holdings, L.L.C., with respect to its general partner interest.

Midcoast Operating Distribution

On April 28, 2016, the general partner of Midcoast Operating declared a cash distribution by Midcoast Operating payable on May 13, 2016 to its partners of record as of May 6, 2016. Midcoast Operating will pay $26.0 million to us and $22.9 million to EEP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes included in Item 1. Financial Statements and in conjunction with the audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 17, 2016.

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

The following table reflects our operating income by business segment and corporate charges for the three months ended March 31, 2016, and 2015.

	For the three months ended March 31,
	2016	2015
	(in millions)
Operating income (loss)
Gathering, Processing and Transportation	$(27.3)	$(7.6)
Logistics and Marketing	0.1	(19.0)
Corporate	(1.2)	(1.7)
Total operating loss	(28.4)	(28.3)
Interest expense, net	(8.3)	(6.7)
Other income	7.3	5.7
Income tax expense	(0.9)	(0.8)
Net loss	$(30.3)	$(30.1)

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

The changes in fair value of our derivatives are also presented as a reconciling item on our consolidated statements of cash flows. The following table presents the net changes in fair value associated with our derivative financial instruments:

	For the three months ended March 31,
	2016	2015
	(in millions)
Gathering, Processing and Transportation segment:
Hedge ineffectiveness	$—	$(4.0)
Non-qualified hedges	(25.1)	(11.9)
Logistics and Marketing segment:
Non-qualified hedges	(2.0)	(19.2)
Derivative fair value net losses	$(27.1)	$(35.1)

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

The following tables set forth the operating results of our Gathering, Processing and Transportation segment and approximate average daily volumes of natural gas throughput and NGLs produced on our major systems for the periods presented:

	For the three months ended March 31,
	2016	2015
	(in millions)
Operating revenues	$188.6	$118.1
Cost of natural gas and natural gas liquids	118.5	21.9
Segment gross margin	70.1	96.2
Operating and maintenance	46.7	50.8
General and administrative	13.0	16.3
Depreciation and amortization	37.7	36.7
Operating expenses	97.4	103.8
Operating loss	(27.3)	(7.6)
Other income	7.1	5.7
Net loss	$(20.2)	$(1.9)
Operating Statistics (MMBtu/d):
East Texas	948,000	1,007,000
Anadarko	652,000	831,000
North Texas	216,000	287,000
Total	1,816,000	2,125,000
NGL Production (Bpd)	73,499	81,046

Three months ended March 31, 2016, compared with the three months ended March 31, 2015

The operating loss of our Gathering, Processing and Transportation segment for the three months ended March 31, 2016, increased $19.7 million, as compared with the same period of 2015.

Segment gross margin decreased $26.1 million for the three months ended March 31, 2016, as compared with the same period in 2015, in part due to $11.6 million from reduced production volumes. The average daily volumes of our major systems for the three months ended March 31, 2016, decreased by approximately 309,000 MMBtu/d, or 15%, when compared with the same period in 2015. The decrease in natural gas volumes was primarily attributable to the continued low commodity price environment for natural gas and condensate, which resulted in reductions in drilling activity by producers in the areas we operate. The average NGL production for the three months ended March 31, 2016, decreased 7,547 Bpd, or 9%, compared to the same period in 2015.

Segment gross margin decreased $9.2 million from non-cash, mark-to-market losses of $25.1 million and $15.9 million for the three months ended March 31, 2016 and 2015, respectively. These losses are primarily related to the reclassification of previously recognized unrealized mark-to-market gains as the underlying transactions were settled.

Segment gross margin also decreased $6.3 million due to decreased margins from lower commodity prices, net of hedges, related to contracts where we were paid in commodities for our services. Commensurate with the overall decline in commodity prices since 2015, the forecasted 2016 commodity-based cash flows are currently hedged at lower weighted-average hedge prices relative to those realized in 2015.

Our segment gross margin decrease was offset by an increase of $1.5 million due to a volume commitment payment received as a producer failed to meet its volume commitments under a one-year volume obligation.

Operating and maintenance and general and administrative costs combined decreased $7.4 million for the three months ended March 31, 2016, compared with the same period in 2015, primarily due to gains of $5.6 million recorded to recognize return of escrow funds and a reversal of a contingent liability related to an acquisition. For further details regarding these amounts, please refer to Item 1. Financial Statements, Note 3. Acquisitions. In addition, during the three months ended March 31, 2016, we benefited from a net gain of $1.5 million for indemnification payments received for legal expenses associated with the acquisition of title to right-of-way assets. For more information, please refer to Item 1. Financial Statements, Note 11. Related Party Transactions.

Other income increased $1.4 million for the three months ended March 31, 2016, compared with the same period in 2015, as a result of increased equity earnings from our investment in the Texas Express NGL system primarily due to increased volumes and ship-or-pay commitments.

Increases in “Operating revenues” and “Cost of natural gas and natural gas liquids” for the three months ended March 31, 2016, are primarily due to increased natural gas sales directly to third parties instead of through the Logistics and Marketing segment.

Future Prospects for Gathering, Processing and Transportation

Demand for our midstream services primarily depends upon the supply of natural gas and associated natural gas from crude oil development and the drilling rate for new wells. Demand for these services depends on overall economic conditions and commodity prices. Commodity prices for natural gas, NGLs, condensate, and crude oil continue to remain low. The depressed commodity price environment is the most significant factor for reduced drilling activity and low volumes in the basins in which we operate. Due to the commodity price environment, we expect drilling activity to remain low, and as a result, we expect to see continued low volumes on our systems in 2016, and potentially beyond.

We have largely mitigated our near-term direct commodity risk through our hedging program. We have hedged over 90% and 40% of our direct forecasted commodity cash flow exposure for 2016 and 2017, respectively. Despite our hedging program, we still bear indirect commodity price exposure as lower drilling activity impacts the volumes on our systems as well as direct commodity price exposure for unhedged commodity positions. We expect this indirect impact on our volumes to fluctuate depending on future price movements. In addition, we have partially mitigated the impact on our results from lower volumes through cost reductions to our business, including workforce reductions.

We have sought to expand our natural gas gathering and processing services by: (1) capturing opportunities within our footprint, (2) expanding outside of our existing footprint through strategic acquisitions, (3) providing an array of services for both natural gas and NGLs in combination with core asset optimization, and (4) capitalizing on new market opportunities by diversifying geographically and by commodity composition. However, in light of the low commodity price environment and the ongoing challenges it presents to our business, we have begun working with EEP to explore and evaluate a broad range of strategic alternatives in addition to, or as alternatives to, our long-term expansion strategies to address the challenges. EEP has also indicated that it is reviewing strategic alternatives with respect to its investment in us and Midcoast Operating. The additional various strategic alternatives may include, but are not necessarily limited to: asset sales; mergers, joint ventures, reorganizations or recapitalizations; and further reductions in operating and capital expenditures.

Expansion Projects

Eaglebine Developments

The Eaglebine is an oil play in East Texas that spans over five counties and is comprised of multiple formations, including but not limited to, the Woodbine, Buda, Glenrose and Eagle Ford formations. We completed several construction projects in this play, including the construction of the Ghost Chili pipeline project, which consists of a lateral and associated facilities that create gathering capacity of over 50 MMcf/d for rich natural gas to be delivered from Eaglebine production areas to our complex of cryogenic processing facilities in East Texas. The initial facilities were placed in service in October 2015. We continue to assess the need to construct the Ghost Chili Extension Lateral to fully utilize this gathering capacity with the rest of our processing assets when additional development in the basin supports it. Given the proximity of our existing East Texas assets, this expansion into Eaglebine will allow us to offer gathering and processing services while leveraging assets on our existing footprint.

Any future funding is to be provided by us and EEP based on our proportionate ownership percentages in Midcoast Operating, subject to market conditions and our financing capacity.

Logistics and Marketing

The primary role of our logistics and marketing business is to provide marketing services of natural gas, NGLs and condensate received from our gathering, processing and transportation business. We purchase and receive natural gas, NGLs and other products from pipeline systems and processing plants and sell and deliver them to wholesale customers, distributors, refiners, fractionators, chemical facilities, various third parties and end users. Our Logistics and Marketing segment derives a majority of its operating income from selling natural gas, NGLs and condensate received from producers on our Gathering, Processing and Transportation segment pipeline assets. A majority of the natural gas and NGLs we purchase are produced in Texas markets where we have expanded third-party pipeline deliverability alternatives over the past several years. We use our connectivity to interstate pipelines to improve value for producers by delivering natural gas into premium markets and NGLs to primary markets where we sell them to major customers. Additionally, our Logistics and Marketing segment derives operating income from providing logistics services for our customers from the wellhead to markets.

On September 1, 2015, two wholly-owned subsidiaries of Midcoast Operating in the Logistics and Marketing segment sold certain natural gas inventories and assigned certain storage agreements, transportation contracts and other arrangements to a third party. Since that date, Midcoast Operating subsidiaries sell their natural gas products directly to third parties instead of through the Logistics and Marketing segment, which has seen reduced activity related to the sale of natural gas products as a result of the transaction discussed above.

The following table sets forth the operating results of our Logistics and Marketing segment for the periods presented:

	For the three months ended March 31,
	2016	2015
	(in millions)
Operating revenues	$243.3	$755.4
Cost of natural gas and natural gas liquids	229.5	757.2
Segment gross margin	13.8	(1.8)
Operating and maintenance	10.4	12.6
General and administrative	1.5	3.0
Depreciation and amortization	1.8	1.6
Operating expenses	13.7	17.2
Operating income (loss)	$0.1	$(19.0)

Three months ended March 31, 2016, compared with the three months ended March 31, 2015

The operating income for our Logistics and Marketing segment increased on a net basis by $19.1 million for the three months ended March 31, 2016, as compared with the same period in 2015. Decreases in “Operating revenues” and “Cost of natural gas and natural gas liquids” for the three months ended March 31, 2016, as compared with the same period in 2015, are primarily due to (1) decreased natural gas marketing activity as a result of the assignment of certain arrangements to a third party as discussed above, and (2) decreases in commodity prices and the resulting decrease in volumes from reduced drilling activities.

Segment gross margin increased $15.6 million for the three months ended March 31, 2016, as compared with the same period in 2015, primarily due to a net decrease in non-cash, mark-to-market losses of $17.2 million. This change primarily related to greater reversals of previously recognized unrealized mark-to-market gains as the underlying transactions were settled for the three months ended March 31, 2015, as compared with the same period ended March 31, 2016.

Segment gross margin decreased $3.4 million due to decreased natural gas marketing activity for the three months ended March 31, 2016. During the three months ended March 31, 2015, we had $3.4 million in segment gross margin from our natural gas marketing activities. As discussed above, in September 2015, we sold certain natural gas inventories and assigned certain storage agreements, transportation contracts and other arrangements to a third party. As a result, margin from our marketing activities has been reduced, period over period.

Operating and maintenance and general and administrative costs combined decreased $3.7 million for the three months ended March 31, 2016, as compared with the same period in 2015, primarily due to workforce reductions and other cost reduction efforts directly related to the assignment of certain natural gas arrangements to a third party as discussed above.

Corporate

Our corporate results consist of interest expense and other costs such as income taxes, which are not allocated to the business segments.

	For the three months ended March 31,
	2016	2015
	(in millions)
Operating and maintenance	$0.1	$—
General and administrative	1.1	1.7
Operating expenses	1.2	1.7
Operating loss	(1.2)	(1.7)
Interest expense, net	(8.3)	(6.7)
Other income	0.2	—
Loss before income tax expense	(9.3)	(8.4)
Income tax expense	(0.9)	(0.8)
Net loss	$(10.2)	$(9.2)

Three months ended March 31, 2016, compared with the three months ended March 31, 2015

Net loss in our Corporate segment increased $1.0 million for the three months ended March 31, 2016, as compared to the same period in 2015. The increase was a result of increased interest expense of $1.6 million, primarily due to an increase in our average outstanding long-term debt balance on our Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

Our ongoing sources of liquidity include cash generated from operations of Midcoast Operating, borrowings under our senior revolving credit facility, which we refer to as the Credit Agreement, and issuances of additional debt and equity securities.

In light of the low commodity price environment and the ongoing challenges it presents to our business, we will continue to evaluate opportunities to strengthen our business. Evaluation of strategic alternatives may include, but is not limited to: asset sales; mergers, joint ventures, reorganizations or recapitalizations; and further reductions in operating and capital expenditures as discussed above under Future Prospects for Gathering, Processing and Transportation.

Equity and Debt Financing Activities

Credit Agreement

Our primary source of liquidity is provided by the Credit Agreement. We, Midcoast Operating, and our material subsidiaries are parties to the Credit Agreement, which permits aggregate borrowings of up to, at any one time outstanding, $810.0 million. The original term of the Credit Agreement was three years subject to four one-year requests for extensions. On September 3, 2015, we further amended our Credit Agreement to extend the maturity date from September 30, 2017 to September 30, 2018; however, $140.0 million of commitments will expire on the initial maturity date of November 13, 2016 and an additional $25.0 million of commitments will expire on September 30, 2017.

At March 31, 2016, we had $440.0 million in outstanding borrowings under the Credit Agreement at a weighted-average interest rate of 2.69%. Under the Credit Agreement, we had net repayments of approximately $50.0 million during the three months ended March 31, 2016, which includes gross borrowings of $1,585.0 million and gross repayments of $1,635.0 million.

At March 31, 2016, we were in compliance with the terms of our financial covenants in the Credit Agreement. Due to the low commodity price environment and the potential implications on our results of operations, it is possible that we may not be able to meet the total leverage ratio financial covenant at some point during 2016 without further action on our part. If this were to occur, we would seek a waiver from our lenders, seek additional capital contributions, pursue refinancing of the amounts outstanding under the Credit Agreement or seek to take other action to prevent a default under the Credit Agreement, although there is no assurance that we could obtain any such necessary preventative actions. Failure to comply with one or both of the financial covenants may result in the occurrence of an event of default under the Credit Agreement, which would result in a cross-default under the note purchase agreement relating to our senior notes. If an event of default were to occur, the lenders could, among other things, terminate their commitments under the Credit Agreement, demand immediate payment of all amounts borrowed by us and Midcoast Operating, trigger the springing liens, and require adequate security or collateral for all outstanding letters of credit outstanding under the facility.

Available Liquidity

The sources and uses our Credit Agreement at March 31, 2016, are set forth in the following table.

(in millions)
Cash and cash equivalents	$51.4
Total credit available under Credit Agreement	810.0
Amounts outstanding under Credit Agreement	(440.0)
Total	$421.4

As of March 31, 2016, we had a working capital deficit of approximately $67.9 million and approximately $421.4 million of liquidity, as shown above, to meet our ongoing operational, investment and financing needs, which includes approximately $49.1 million that will be returned for estimate true-ups under contractual accounts receivable sales.

Funding Arrangements with EEP

During any quarter until the quarter ending December 31, 2017, if our quarterly declared distribution exceeds our distributable cash, as that term is defined in Midcoast Operating’s limited partnership agreement, we receive an increased quarterly distribution from Midcoast Operating, and EEP receives a corresponding reduction to its quarterly distribution in the amount that our declared distribution exceeds our distributable cash. Midcoast Operating’s adjustment of EEP’s distribution is limited by EEP’s pro rata share of the Midcoast Operating quarterly cash distribution and a maximum of $0.005 per unit quarterly distribution increase by us. There is no requirement for us to compensate EEP for these adjusted distributions, except for settling our capital accounts with Midcoast Operating in a liquidation scenario. For the three months ended March 31, 2016, EEP’s quarterly distribution from Midcoast Operating was reduced by $0.8 million, in accordance with the amended agreement described above. To the extent we continue to have declared distributions each quarter at the current distribution level, we expect that EEP will continue to receive quarterly reductions in its distributions from Midcoast Operating throughout 2016.

Under the Intercorporate Services Agreement, we reimburse EEP and its affiliates for the costs and expenses incurred in providing us with such services. EEP has agreed to reduce the amounts payable for general and administrative expenses that otherwise would have been allocable to Midcoast Operating by $25.0 million annually.

In addition, Midcoast Operating is party to a Financial Support Agreement with EEP, pursuant to which EEP provides letters of credit and guarantees, not to exceed $700.0 million in the aggregate at any time outstanding, in support of financial obligations of Midcoast Operating and its wholly-owned subsidiaries under derivative agreements and natural gas and NGL purchase agreements to which Midcoast Operating, or one or more of its wholly-owned subsidiaries, is a party. At March 31, 2016, EEP provided $4.9 million of letters of credit outstanding and $23.3 million in guarantees. Midcoast Operating incurs a 2.5% annual fee based on the cumulative average amount of letters of credit and guarantees outstanding under this agreement. Midcoast Operating incurred $0.1 million of these costs for the three months ended March 31, 2016. For further details regarding the Financial Support Agreement, refer to Item 1. Financial Statements, Note 11. Related Party Transactions.

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

At March 31, 2016, we sold and derecognized $435.3 million of receivables to an indirect wholly-owned subsidiary of Enbridge, and we received cash proceeds of $435.1 million. As of March 31, 2016, $107.1 million of the receivables were outstanding and had not been collected on behalf of the Enbridge subsidiary.

For further details regarding the Receivables Agreement, refer to Item 1. Financial Statements, Note 11. Related Party Transactions.

Cash Requirements

Senior Notes

We have $400.0 million of notes consisting of three tranches of senior notes: $75.0 million of 3.56% Series A Senior Notes due in 2019; $175.0 million of 4.04% Series B Senior Notes due in 2021; and $150.0 million of 4.42% Series C Senior Notes due in 2024, collectively the Notes. All of the Notes pay interest semi-annually on March 31 and September 30, and commenced on March 31, 2015.

The Notes were issued pursuant to a Note Purchase Agreement, or the Purchase Agreement, between us and the purchasers named therein. The Notes and all other obligations under the Purchase Agreement are unconditionally guaranteed by each of our material subsidiaries pursuant to a guaranty agreement. Until such time as we obtain an investment grade rating from either Moody’s or S&P and upon certain trigger events, we and the guarantors will grant liens in our assets (subject to certain excluded assets) to secure the obligations under the Notes. There are currently no liens associated with the Notes.

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

At March 31, 2016, we were in compliance with the terms of our financial covenants under the Notes and the related Purchase Agreement. Due to the low commodity price environment and the potential implications on our results of operations, it is possible that we may not be able to meet the total leverage ratio financial covenant at some point during 2016 without further action on our part. If this were to occur, we would seek a waiver from the note holders, seek additional capital contributions, pursue refinancing of the amounts outstanding under the Notes or seek to take other action to prevent a default under the Purchase Agreement and the Notes, although there is no assurance that we could obtain any such necessary preventative actions. Any failure to comply with one or both of the financial covenants could result in an event of default under the Purchase Agreement and the Notes and result in a cross-default under the Credit Agreement. If an event of default were to occur, the note holders could, among other things, demand immediate payment of the Notes and trigger the springing liens.

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

Expansion capital expenditures include our capital expansion projects and other projects that improve the service capability of our existing assets, extend asset useful lives, increase capacities from existing levels, reduce costs or enhance revenues and enable us to respond to governmental regulations and developing industry standards. Examples of expansion capital expenditures include the acquisition of additional assets or businesses, as well as capital projects that improve the service, integrity and safety capability of our existing assets, increase operating capacities or revenues, reduce operating costs from existing levels, or enable us to comply with new governmental regulations or industry standards. We anticipate funding our proportionate share of expansion capital expenditures temporarily through borrowings under the Credit Agreement, with long-term debt and equity funding being obtained when needed and as market conditions allow.

Capital projects at Midcoast Operating are currently funded by us and by EEP based on our proportionate ownership percentages in Midcoast Operating, which are 51.6% and 48.4%, respectively. Under Midcoast Operating’s partnership agreement, we and EEP each have the option to contribute our proportionate share of additional capital to Midcoast Operating if any additional capital contributions are necessary to fund expansion capital expenditures or other growth projects. To the extent that we or EEP elect not to make any such capital contributions, the contributing party will be permitted to make additional capital contributions to Midcoast Operating to the extent necessary to fully fund such expenditures in exchange for additional ownership interests in Midcoast Operating. In the first quarter of 2016, EEP provided approximately $2.9 million to fund its share of enhancement projects.

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

We incurred capital expenditures of $17.7 million for the three months ended March 31, 2016, including $6.9 million of maintenance capital activities. At March 31, 2016, we had approximately $8.6 million in outstanding purchase commitments attributable to capital projects for the construction of assets that will be recorded as property, plant and equipment in the future.

Acquisitions

Subject to our strategic review, as discussed above under Future Prospects for Gathering, Processing and Transportation, we may continue to assess ways to generate value for our unitholders, including reviewing opportunities that may lead to acquisitions or other strategic transactions, some of which may be material. We evaluate opportunities against operational, strategic and financial benchmarks before pursuing them. We would expect to obtain the funds needed to make acquisitions through a combination of cash flows from operating activities, borrowings under the Credit Agreement, joint ventures and the issuance of additional debt and equity securities. All acquisitions are considered in the context of the practical financing constraints presented by the capital markets.

In addition, once market conditions improve and our financing capacity increases, EEP has indicated that it may offer us the opportunity to purchase additional interests in Midcoast Operating from time to time. These acquisitions sometimes referred to as “drop-down” transactions, will provide an alternative source of funding for EEP while at the same time providing an opportunity for meaningful growth in our cash flows. However, EEP is under no obligation to offer to sell us additional interests in Midcoast Operating, and we are under no obligation to buy any such additional interests.

Forecasted Expenditures

We estimate our capital expenditures based upon our strategic operating and growth plans, which are also dependent upon our ability to produce or otherwise obtain the financing necessary to accomplish our growth objectives. The following table sets forth Midcoast Operating’s estimated maintenance and expansion capital expenditures of $40.0 million for the year ending December 31, 2016. Although we anticipate making these expenditures in 2016, these estimates may change due to factors beyond our control, including weather-related issues, construction timing, changes in supplier prices or poor economic conditions, which may adversely affect our ability to access the capital markets. Additionally, our estimates may also change as a result of decisions made at a later date to revise the scope of a project or undertake a particular capital program or an acquisition of assets.

Total Forecasted Expenditures
(in millions)
Capital Projects
Compression Capital	$5
Well-connect Expansion Capital	20
Expansion Capital	15
Maintenance Capital Expenditure Activities	35
75
Less: Joint Funding from:
EEP(1)	35
$40

(1)	Joint funding is based upon EEP’s current 48.4% ownership of Midcoast Operating.

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

The following table provides summarized information about the timing and expected settlement amounts of our outstanding commodity derivative financial instruments based upon the market values at March 31, 2016, for each of the indicated calendar years:

	Notional(1)	2016	2017	2018	2019	2020 & Thereafter	Total(2)
	(in millions)
Swaps:
Natural gas	19,997,817	$—	$0.6	$—	$—	$—	$0.6
NGL	4,979,750	6.3	(1.5)	—	—	—	4.8
Crude Oil	2,144,250	0.2	0.1	—	—	—	0.3
Options:
Natural gas – puts purchased	1,237,500	1.9	—	—	—	—	1.9
Natural gas – puts written	1,237,500	(1.9)	—	—	—	—	(1.9)
Natural gas – calls written	1,237,500	—	—	—	—	—	—
Natural gas – calls purchased	1,237,500	—	—	—	—	—	—
NGL – puts purchased	3,505,000	37.6	5.1	—	—	—	42.7
NGL – puts written	68,750	(1.1)	—	—	—	—	(1.1)
NGL – calls written	3,505,000	(0.4)	(0.8)	—	—	—	(1.2)
NGL – calls purchased	68,750	—	—	—	—	—	—
Crude Oil – puts purchased	1,335,000	20.7	11.1	0.5	—	—	32.3
Crude Oil – calls written	1,335,000	—	(0.9)	(0.5)	—	—	(1.4)
Forward contracts:
Natural gas	126,956,704	(2.1)	0.1	0.1	0.1	—	(1.8)
NGL	10,346,877	2.4	—	—	—	—	2.4
Crude Oil	681,040	0.3	—	—	—	—	0.3
Totals		$63.9	$13.8	$0.1	$0.1	$—	$77.9

(1)	Notional amounts for natural gas are recorded in MMBtu, where as NGLs and crude oil are recorded in Bbl.
(2)	Fair values exclude credit valuation adjustments of approximately $0.1 million of gains at March 31, 2016.

Cash Flow Analysis

The following table summarizes the changes in cash flows by operating, investing and financing for each of the periods indicated:

	For the three months ended March 31,		Variance 2016 vs. 2015 Increase (Decrease)
	2016	2015
	(in millions)
Total cash provided by (used in):
Operating activities	$123.3	$168.2	$(44.9)
Investing activities	(9.9)	(103.0)	93.1
Financing activities	(80.0)	(59.9)	(20.1)
Net increase in cash and cash equivalents	33.4	5.3	28.1
Cash and cash equivalents at beginning of year	18.0	—	18.0
Cash and cash equivalents at end of period	$51.4	$5.3	$46.1

Changes in our working capital accounts are shown in the following table and discussed below:

	For the three months ended March 31,		Variance 2016 vs. 2015
	2016	2015
	(in millions)
Changes in operating assets and liabilities, net of acquisitions:
Receivables, trade and other	$4.8	$(11.6)	$16.4
Due from General Partner and affiliates	45.4	44.4	1.0
Accrued receivables	32.1	184.9	(152.8)
Inventory	18.2	48.2	(30.0)
Current and long-term other assets	(1.7)	(12.1)	10.4
Due to General Partner and affiliates	68.8	4.8	64.0
Accounts payable and other	(31.1)	(9.3)	(21.8)
Accrued purchases	(34.7)	(115.9)	81.2
Interest payable	(4.1)	(4.1)	—
Property and other taxes payable	(7.6)	(9.7)	2.1
Net change in working capital accounts	$90.1	$119.6	$(29.5)

Operating Activities

Net cash provided by our operating activities decreased $44.9 million for the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to decreased cash inflows from net changes in operating assets and liabilities of $29.5 million. The decreased cash flow is primarily the result of general timing differences for cash receipts and payments and includes:

•	Decreased cash from changes in inventory and accrued receivables of $182.8 million primarily resulting from lower commodity prices and volumes; partially offset by
•	Increased cash from changes in accrued purchases of $81.2 million resulting from lower commodity prices and volumes; and
•	Increased cash from net balances due to and due from the General Partner and its affiliates of $65.0 million as a result of general timing differences.

Investing Activities

Net cash used in our investing activities during the three months ended March 31, 2016, decreased by $93.1 million, compared to the same period in 2015. The decrease was primarily due to decreased spending on acquisitions and capital projects of $83.9 million.

Financing Activities

Net cash used in our financing activities increased $20.1 million for the three months ended March 31, 2016, compared to the same period in 2015, primarily due to a decrease in cash provided by contributions from noncontrolling interest of $17.8 million due to a reduction in cash requirements for capital projects at Midcoast Operating.

SUBSEQUENT EVENTS

Distribution to Partners

On April 28, 2016, the board of directors of Midcoast Holdings, our General Partner, declared a cash distribution payable to our unitholders on May 13, 2016. The distribution will be paid to unitholders of record as of May 6, 2016, of our available cash of $16.5 million at March 31, 2016, or $0.3575 per limited partner unit. We will pay $7.6 million to our public Class A common unitholders, while $8.9 million in the aggregate will be paid to EEP with respect to its Class A common units and subordinated units and Midcoast Holdings, L.L.C., with respect to its general partner interest.

Midcoast Operating Distribution

On April 28, 2016, the general partner of Midcoast Operating declared a cash distribution by Midcoast Operating payable on May 13, 2016 to its partners of record as of May 6, 2016. Midcoast Operating will pay $26.0 million to us and $22.9 million to EEP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with the information presented in our Annual Report on 10-K for the fiscal year ended December 31, 2015, filed on February 17, 2016, in addition to information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. There have been no material changes to that information other than as presented below.

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

Fair Value Measurements of Commodity Derivatives

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity based swaps and physical contracts at March 31, 2016 and December 31, 2015.

	At March 31, 2016						At December 31, 2015
			Wtd. Average Price(2)		Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)	Receive	Pay	Asset	Liability	Asset	Liability
					(in millions)
Portion of contracts maturing in 2016
Swaps
Receive variable/pay fixed	Natural Gas	16,287	$2.43	$3.48	$—	$—	$—	$—
	NGL	1,570,750	$23.30	$25.39	$1.8	$(5.1)	$0.2	$(8.4)
	Crude Oil	464,000	$40.65	$65.19	$0.1	$(11.5)	$—	$(17.5)
Receive fixed/pay variable	NGL	1,894,000	$27.74	$22.68	$11.0	$(1.4)	$18.3	$(0.2)
	Crude Oil	494,000	$64.02	$40.51	$12.2	$(0.6)	$18.2	$—
Receive variable/pay variable	Natural Gas	7,355,000	$2.47	$2.47	$0.2	$(0.2)	$0.1	$(0.1)
Physical Contracts
Receive variable/pay fixed	NGL	890,000	$17.94	$16.02	$1.8	$(0.1)	$—	$(0.2)
	Crude Oil	—	$—	$—	$—	$—	$—	$(0.2)
Receive fixed/pay variable	NGL	869,166	$22.46	$24.95	$0.1	$(2.3)	$1.9	$(0.2)
Receive variable/pay variable	Natural Gas	118,233,634	$1.94	$1.96	$—	$(2.1)	$—	$(2.8)
	NGL	8,400,616	$16.85	$16.51	$3.7	$(0.8)	$4.0	$(2.4)
	Crude Oil	681,040	$38.84	$38.38	$0.7	$(0.4)	$0.7	$(0.5)
Portion of contracts maturing in 2017
Swaps
Receive variable/pay fixed	Natural Gas	76,530	$2.49	$2.97	$—	$—	$—	$—
	NGL	757,500	$16.63	$21.05	$0.1	$(3.5)	$—	$(4.5)
	Crude Oil	547,500	$44.92	$66.72	$—	$(11.8)	$—	$(10.9)
Receive fixed/pay variable	NGL	757,500	$19.19	$16.63	$2.2	$(0.3)	$3.3	$(0.1)
	Crude Oil	638,750	$63.63	$44.92	$11.9	$—	$10.9	$—
Receive variable/pay variable	Natural Gas	12,550,000	$2.75	$2.70	$0.8	$(0.2)	$0.5	$(0.2)
Physical Contracts
Receive fixed/pay variable	NGL	595	$22.37	$21.17	$—	$—	$—	$—
Receive variable/pay variable	Natural Gas	3,987,810	$2.78	$2.75	$0.1	$—	$0.1	$—
	NGL	186,500	$23.33	$23.40	$—	$—	$—	$—
Portion of contracts maturing in 2018
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$2.92	$2.89	$0.1	$—	$0.1	$—
Portion of contracts maturing in 2019
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$3.00	$2.97	$0.1	$—	$0.1	$—
Portion of contracts maturing in 2020
Physical Contracts
Receive variable/pay variable	Natural Gas	359,640	$3.29	$3.26	$—	$—	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.
(2)	Weighted-average prices received and paid are in $/MMBtu for natural gas and $/Bbl for NGL and crude oil.
(3)	The fair value is determined based on quoted market prices at March 31, 2016, and December 31, 2015, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment gains of approximately $0.4 million and $0.6 million at March 31, 2016 and December 31, 2015, respectively, as well as cash collateral received.

The following table provides summarized information about the fair value of expected cash flows of our outstanding commodity options at March 31, 2016 and December 31, 2015.

	At March 31, 2016						At December 31, 2015
			Strike Price(2)	Market Price(2)	Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)			Asset	Liability	Asset	Liability
					(in millions)
Portion of option contracts maturing in 2016
Puts (purchased)	Natural Gas	1,237,500	$3.75	$2.22	$1.9	$—	$2.1	$—
	NGL	2,227,500	$39.29	$22.66	$37.6	$—	$54.4	$—
	Crude Oil	605,000	$75.91	$41.68	$20.7	$—	$27.7	$—
Calls (written)	Natural Gas	1,237,500	$4.98	$2.22	$—	$—	$—	$—
	NGL	2,227,500	$45.09	$22.66	$—	$(0.4)	$—	$(0.3)
	Crude Oil	605,000	$86.68	$41.68	$—	$—	$—	$—
Puts (written)	Natural Gas	1,237,500	$3.75	$2.22	$—	$(1.9)	$—	$(2.1)
	NGL	68,750	$39.06	$23.25	$—	$(1.1)	$—	$(1.5)
Calls (purchased)	Natural Gas	1,237,500	$4.98	$2.22	$—	$—	$—	$—
	NGL	68,750	$46.41	$23.25	$—	$—	$—	$—
Portion of option contracts maturing in 2017
Puts (purchased)	NGL	1,277,500	$25.26	$23.44	$5.1	$—	$5.8	$—
	Crude Oil	638,750	$59.86	$44.92	$11.1	$—	$10.0	$—
Calls (written)	NGL	1,277,500	$29.46	$23.44	$—	$(0.8)	$—	$(0.8)
	Crude Oil	638,750	$68.19	$44.92	$—	$(0.9)	$—	$(0.6)
Portion of option contracts maturing in 2018
Puts (purchased)	Crude Oil	91,250	$42.00	$47.03	$0.5	$—	$—	$—
Calls (written)	Crude Oil	91,250	$51.75	$47.03	$—	$(0.5)	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGL and crude oil are measured in Bbl.
(2)	Strike and market prices are in $/MMBtu for natural gas and in $/Bbl for NGL and crude oil.
(3)	The fair value is determined based on quoted market prices at March 31, 2016, and December 31, 2015, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment losses of approximately $0.3 million and $0.4 million at March 31, 2016 and December 31, 2015, respectively, as well as cash collateral received.

Our credit exposure for OTC derivatives is directly with our counterparty and continues until the maturity or termination of the contract. When appropriate, valuations are adjusted for various factors such as credit and liquidity considerations.

	March 31, 2016	December 31, 2015
	(in millions)
Counterparty Credit Quality(1)
AAA	$0.1	$—
AA(2)	61.6	67.6
A	15.1	24.1
Lower than A	1.2	0.8
	$78.0	$92.5

(1)	As determined by nationally-recognized statistical ratings organizations.
(2)	Includes $12.6 million of cash collateral at December 31, 2015.

Item 4. Controls and Procedures

We, EEP and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2016.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Part I, Item 1. Financial Statements, Note 12. Commitments and Contingencies, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 17, 2016.

Item 6. Exhibits

Reference is made to the “Index of Exhibits” following the signature page, which we hereby incorporate into this Item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Midcoast Energy Partners, L.P. (Registrant)
By: Midcoast Holdings, L.L.C. as General Partner
Date: May 2, 2016	By: /s/ C. Gregory Harper C. Gregory Harper President (Principal Executive Officer)
Date: May 2, 2016	By: /s/ Stephen J. Neyland Stephen J. Neyland Vice President — Finance (Principal Financial Officer)

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