Form 10-Q
period 2016-06-30
Midcoast Energy Partners, L.P.
filed 2016-07-29
CIK 1578685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

The registrant had 22,610,056 Class A common units outstanding as of July 28, 2016.

MIDCOAST ENERGY PARTNERS, L.P.

In this report, unless the context otherwise requires, references to “Midcoast Energy Partners,” “the Partnership,” “MEP,” “we,” “our,” “us,” or like terms refer to Midcoast Energy Partners, L.P. and its subsidiaries. We refer to our general partner, Midcoast Holdings, L.L.C., as our “General Partner” and to Enbridge Energy Partners, L.P. and its subsidiaries, other than us, as “Enbridge Energy Partners,” or “EEP.” References to “Enbridge” refer collectively to Enbridge Inc. and its subsidiaries other than us, our subsidiaries, our General Partner, EEP, its subsidiaries and its general partner. References to “Enbridge Management” refer to Enbridge Energy Management, L.L.C., the delegate of EEP’s general partner that manages EEP’s business and affairs. References to “Midcoast Operating” refer to Midcoast Operating, L.P. and its subsidiaries. As of June 30, 2016, we owned a 51.6% controlling interest in Midcoast Operating, and EEP owned a 48.4% noncontrolling interest in Midcoast Operating. Unless otherwise specifically noted, financial results and operating data are shown on a 100% basis and are not adjusted to reflect EEP’s 48.4% noncontrolling interest in Midcoast Operating as of June 30, 2016.

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

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MIDCOAST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(unaudited; in millions, except per unit amounts)
Operating revenues:
Commodity sales (Note 13)	$379.4	$702.6	$757.2	$1,503.5
Commodity sales – affiliate (Notes 11 and 13)	1.4	28.5	6.6	50.3
Transportation and other services	46.8	49.0	95.7	99.8
	427.6	780.1	859.5	1,653.6
Operating expenses:
Cost of natural gas and natural gas liquids (Notes 5 and 13)	350.5	647.5	685.9	1,408.7
Cost of natural gas and natural gas liquids – affiliate (Notes 11 and 13)	8.6	23.1	21.2	41.0
Operating and maintenance	38.6	44.7	70.9	82.9
Operating and maintenance – affiliate (Note 11)	23.3	24.8	48.2	50.0
General and administrative	1.4	1.1	3.9	3.0
General and administrative – affiliate (Note 11)	15.5	17.8	28.6	36.9
Goodwill impairment	—	226.5	—	226.5
Asset impairment	10.6	12.3	10.6	12.3
Depreciation and amortization	40.0	40.8	79.5	79.1
	488.5	1,038.6	948.8	1,940.4
Operating loss	(60.9)	(258.5)	(89.3)	(286.8)
Interest expense, net (Note 9)	(8.2)	(7.2)	(16.5)	(13.9)
Equity in earnings of joint ventures (Note 8)	6.6	5.9	13.7	11.6
Other income	—	0.2	0.2	0.2
Loss before income tax (expense) benefit	(62.5)	(259.6)	(91.9)	(288.9)
Income tax (expense) benefit (Note 14)	(0.5)	3.1	(1.4)	2.3
Net loss	(63.0)	(256.5)	(93.3)	(286.6)
Less: Net loss attributable to noncontrolling interest	(26.2)	(120.0)	(36.3)	(130.1)
Net loss attributable to general and limited partner ownership interest in Midcoast Energy Partners, L.P.	$(36.8)	$(136.5)	$(57.0)	$(156.5)
Net loss attributable to limited partner ownership interest	$(36.0)	$(133.7)	$(55.8)	$(153.3)
Net loss per limited partner unit (basic and diluted) (Note 2)	$(0.79)	$(2.96)	$(1.23)	$(3.39)
Weighted-average limited partner units outstanding	45.2	45.2	45.2	45.2

The accompanying notes are an integral part of these consolidated financial statements.

MIDCOAST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(unaudited; in millions)
Net loss	$(63.0)	$(256.5)	$(93.3)	$(286.6)
Other comprehensive loss, net of tax (Note 13)	—	(8.0)	—	(10.9)
Comprehensive loss	(63.0)	(264.5)	(93.3)	(297.5)
Less:
Net loss attributable to noncontrolling interest	(26.2)	(120.0)	(36.3)	(130.1)
Other comprehensive loss attributed to noncontrolling interest	(0.1)	(3.9)	(0.1)	(5.3)
Comprehensive loss attributable to general and limited partner ownership interests in Midcoast Energy Partners, L.P.	$(36.7)	$(140.6)	$(56.9)	$(162.1)

The accompanying notes are an integral part of these consolidated financial statements.

MIDCOAST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2016	2015
	(unaudited; in millions)
Cash provided by operating activities:
Net loss	$(93.3)	$(286.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	79.5	79.1
Goodwill impairment	—	226.5
Derivative fair value net losses (Note 13)	72.9	59.6
Inventory market price adjustments (Note 5)	—	5.3
Asset impairment	10.6	12.3
Distributions from investment in joint ventures	13.7	11.6
Equity earnings from investment in joint ventures	(13.7)	(11.6)
Other	(2.6)	(1.8)
Changes in operating assets and liabilities, net of acquisitions:
Receivables, trade and other	11.5	14.7
Due from General Partner and affiliates	48.3	46.0
Accrued receivables	19.2	147.8
Inventory	(15.8)	(10.6)
Current and long-term other assets	(11.1)	(21.2)
Due to General Partner and affiliates	20.6	8.7
Accounts payable and other	(24.5)	(21.2)
Accrued purchases	(11.1)	(116.7)
Interest payable	(0.3)	—
Property and other taxes payable	(1.1)	(2.7)
Net cash provided by operating activities	102.8	139.2
Cash used in investing activities:
Additions to property, plant and equipment (Note 16)	(40.2)	(110.0)
Changes in restricted cash (Note 4)	0.8	29.1
Acquisitions	—	(44.0)
Investment in joint ventures	—	(2.5)
Distributions from investment in joint ventures in excess of cumulative earnings	7.3	6.7
Other	1.1	(0.7)
Net cash used in investing activities	(31.0)	(121.4)
Cash provided by (used in) financing activities:
Net borrowings (repayments) under credit facility (Note 9)	(15.0)	50.0
Distributions to partners (Note 10)	(33.0)	(31.8)
Contributions from General Partner (Note 11)	9.5	—
Contributions from noncontrolling interest	5.6	37.3
Distributions to noncontrolling interest (Note 10)	(48.8)	(45.8)
Net cash provided by (used in) financing activities	(81.7)	9.7
Net increase (decrease) in cash and cash equivalents	(9.9)	27.5
Cash and cash equivalents at beginning of year	18.0	—
Cash and cash equivalents at end of period	$8.1	$27.5

The accompanying notes are an integral part of these consolidated financial statements.

MIDCOAST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2016	December 31, 2015
	(unaudited; in millions)
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$8.1	$18.0
Restricted cash (Note 4)	16.8	20.6
Receivables, trade and other, net of allowance for doubtful accounts of $2.6 million and $2.5 million at June 30, 2016 and December 31, 2015, respectively	1.9	13.3
Due from General Partner and affiliates (Note 11)	4.2	47.0
Accrued receivables	36.9	56.1
Inventory (Note 5)	47.7	31.9
Other current assets (Note 13)	87.9	118.5
	203.5	305.4
Property, plant and equipment, net (Note 6)	4,157.0	4,226.3
Intangible assets, net	261.2	272.9
Equity investment in joint ventures (Note 8)	364.8	372.3
Other assets, net (Note 13)	61.1	95.2
Total assets	$5,047.6	$5,272.1
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Due to General Partner and affiliates (Note 11)	$53.8	$45.7
Accounts payable and other (Notes 4 and 13)	50.8	92.6
Accrued purchases	132.7	143.8
Property and other taxes payable (Note 14)	17.3	18.4
Interest payable	4.9	5.2
	259.5	305.7
Long-term debt (Note 9)	873.4	888.2
Other long-term liabilities (Notes 13 and 14)	30.0	45.9
Total liabilities	1,162.9	1,239.8
Commitments and contingencies (Note 12)
Partners’ capital (Note 10):
Class A common units (22,610,056 authorized and issued at June 30, 2016 and December 31,2015)	478.1	522.2
Subordinated units (22,610,056 authorized and issued at June 30, 2016 and December 31, 2015)	1,017.9	1,062.0
General Partner units (922,859 authorized and issued at June 30, 2016 and December 31, 2015)	51.0	43.3
Accumulated other comprehensive income (Note 13)	(0.9)	(0.9)
Total Midcoast Energy Partners, L.P. partners’ capital	1,546.1	1,626.6
Noncontrolling interest	2,338.6	2,405.7
Total partners’ capital	3,884.7	4,032.3
	$5,047.6	$5,272.1

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

Basis of Presentation

We have prepared the accompanying unaudited interim consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the unaudited interim consolidated financial statements do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, they contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary to present fairly our financial position as of June 30, 2016, our results of operations for the three and six months ended June 30, 2016 and 2015, and our cash flows for the six months ended June 30, 2016 and 2015. We derived our consolidated statement of financial position as of December 31, 2015 from the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our results of operations for the three and six months ended June 30, 2016 and 2015, should not be taken as indicative of the results to be expected for the full year due to seasonal fluctuations in the supply of and demand for natural gas, NGLs and crude oil, timing and completion of our construction projects, maintenance activities, the impact of forward commodity prices and differentials on derivative financial instruments that are accounted for at fair value. Our unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER INTEREST  – (continued)

We determined basic and diluted net loss per limited partner unit as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in millions, except per unit amounts)
Net loss	$(63.0)	$(256.5)	$(93.3)	$(286.6)
Less: Net loss attributable to noncontrolling interest	(26.2)	(120.0)	(36.3)	(130.1)
Net loss attributable to general and limited partner interests in Midcoast Energy Partners, L.P.	(36.8)	(136.5)	(57.0)	(156.5)
Distributions:
Total distributed earnings to our General Partner	(0.3)	(0.3)	(0.6)	(0.6)
Total distributed earnings to our limited partners	(16.2)	(16.0)	(32.4)	(31.7)
Total distributed earnings	(16.5)	(16.3)	(33.0)	(32.3)
Overdistributed earnings	$(53.3)	$(152.8)	$(90.0)	$(188.8)
Weighted-average limited partner units outstanding	45.2	45.2	45.2	45.2
Basic and diluted earnings per unit:
Distributed earnings per limited partner unit(1)	$0.36	$0.35	$0.72	$0.70
Overdistributed earnings per limited partner unit(2)	(1.15)	(3.31)	(1.95)	(4.09)
Net loss per limited partner unit (basic and diluted)	$(0.79)	$(2.96)	$(1.23)	$(3.39)

(1)	Represents the total distributed earnings to limited partners divided by the weighted-average number of limited partner interests outstanding for the period.
(2)	Represents the limited partners’ share (98%) of distributions in excess of earnings divided by the weighted-average number of limited partner interests outstanding for the period and underdistributed earnings allocated to the limited partners based on the distribution waterfall that is outlined in our partnership agreement.

3. ACQUISITIONS

On February 27, 2015, we acquired a midstream business in Leon, Madison and Grimes counties, Texas. The acquisition consisted of a natural gas gathering system. We acquired the midstream business for $85.0 million in cash and a contingent future payment of up to $17.0 million.

Of the $85.0 million purchase price, $20.0 million was placed into escrow, pending the resolution of a legal matter and completion of additional wells connecting to our system within one year of the acquisition date. During the second quarter of 2016, we released $6.0 million from escrow for the resolution of a legal matter. Since the acquisition date, we have also released $11.0 million from escrow for additional wells connected to our system. During the first quarter of 2016, $3.0 million in escrow was returned to us, as some of the additional wells were not connected to our system within one year of the acquisition date. For the six months ended June 30, 2016, we recognized a $3.0 million gain as a reduction to “Operating and maintenance” expense in our consolidated statements of income related to the return of these escrow funds. At June 30, 2016, no amounts remained in escrow.

The purchase and sale agreement contained a provision whereby we would have been obligated to make future tiered payments of up to $17.0 million if volumes were delivered into the system at certain tiered volume levels over a five-year period. We determined at the time of the acquisition that the potential payment was contingent consideration. At the acquisition date, the fair value of this contingent consideration, using a probability-weighted discounted cash flow model was $2.3 million. The contingent consideration was re-measured on a fair value basis each quarter until December 31, 2015, which resulted in an addition to the liability of $0.3 million for accretion. During the first quarter of 2016, we determined, based on current and forecasted volumes, that it is remote that we will be obligated to make any payments at the expiration of the five-year period. Consequently, we reversed the liability and recognized a $2.6 million gain as a reduction to “Operating and maintenance” expense in our consolidated statements of income for the six months ended June 30, 2016.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. CASH AND CASH EQUIVALENTS

We extinguish liabilities when a creditor has relieved us of our obligation, which occurs when our financial institution honors a check that the creditor has presented for payment. Accordingly, obligations for which we have made payments that have not yet been presented to the financial institution, totaling approximately $3.1 million at June 30, 2016, and $4.2 million at December 31, 2015, are included in “Accounts payable and other” on our consolidated statements of financial position.

Restricted Cash

Restricted cash is comprised of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Cash collateral on behalf of Enbridge subsidiary for accounts receivable sales and not remitted (see Note 11)	$16.8	$14.6
Cash held in escrow for acquisitions (see Note 3)	—	6.0
	$16.8	$20.6

5. INVENTORY

Our inventory is comprised of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Materials and supplies	$0.6	$0.6
Natural gas and NGL inventory	47.1	31.3
	$47.7	$31.9

The “Cost of natural gas and natural gas liquids” on our consolidated statements of income includes charges totaling $0.7 million and $5.3 million for the three and six months ended June 30, 2015, respectively, that we recorded to reduce the cost basis of our inventory of natural gas and NGLs, to reflect the current market value. For the three and six months ended June 30, 2016, we did not have any similar material charges related to our inventory of natural gas and NGLs.

6. PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment is comprised of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Land	$24.4	$14.2
Rights-of-way	457.1	460.3
Pipelines	1,875.0	1,864.4
Pumping equipment, buildings and tanks	87.4	88.4
Compressors, meters and other operating equipment	2,172.3	2,147.6
Vehicles, office furniture and equipment	87.2	137.1
Processing and treating plants	629.8	627.8
Construction in progress	23.7	57.1
Total property, plant and equipment	5,356.9	5,396.9
Accumulated depreciation	(1,199.9)	(1,170.6)
Property, plant and equipment, net	$4,157.0	$4,226.3

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. PROPERTY, PLANT AND EQUIPMENT  – (continued)

In May 2016, we implemented a plan to sell certain trucking assets in our Logistics and Marketing segment with a total carrying amount of $24.6 million, including $2.2 million of customer relationship intangible assets. As of May 31, 2016, we reclassified these assets as held for sale in “Other current assets” on our consolidated statements of financial position at fair value, net of estimated costs to sell. We ceased recognizing depreciation expense on these assets upon reclassification. We recorded a $10.6 million expected loss on disposal from sale of these assets during the second quarter of 2016. These non-cash impairment charges are included in “Asset impairment” on our consolidated statements of income. The sale is expected to occur in the third quarter of 2016.

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

We assess all aspects of our interests in an entity and use judgment when determining if we are the primary beneficiary. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Other qualitative factors that are considered include decision-making responsibilities, the VIE capital structure, risk and rewards sharing, contractual agreements with the VIE, voting rights and level of involvement of other parties. Reassessment of the primary beneficiary conclusion is conducted on an ongoing basis as there are changes in the facts and circumstances related to each VIE.

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

Midcoast Operating

Midcoast Operating is a Texas limited partnership. As of June 30, 2016, we owned a 51.6% direct limited partner interest in Midcoast Operating. In addition, we own Midcoast Operating’s general partner, Midcoast OLP GP, L.L.C. EEP owns the remaining limited partner interests in Midcoast Operating. We are the primary beneficiary of Midcoast Operating because (1) through our ownership in Midcoast Operating’s general partner and our majority limited partner interest, we have the power to direct the activities that most significantly impact Midcoast Operating’s economic performance; and (2) we have the obligation to absorb losses and the right to receive residual returns that potentially could be significant to Midcoast Operating. In addition, we are the entity within the related party group that is most closely associated with Midcoast Operating.

As of June 30, 2016 and December 31, 2015, our consolidated statements of financial position include total assets of $5,026.3 million and $5,241.5 million, respectively, and total liabilities of $257.2 million and $323.7 million, respectively, related to Midcoast Operating. The assets of Midcoast Operating can only be used to settle their obligations, which include a cross-guarantee under MEP’s Credit Agreement and a guarantee of MEP’s Senior Notes. We do not have an obligation to provide financial support to Midcoast Operating other than by virtue

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. VARIABLE INTEREST ENTITIES  – (continued)

of certain contractual obligations prescribed by the terms of certain indemnities and guarantees to pay certain liabilities of Midcoast Operating in the event of a default.

The following table includes assets to be used to settle liabilities of Midcoast Operating and liabilities of Midcoast Operating for which creditors do not have recourse to our general credit as the primary beneficiary. These assets and liabilities are included in our consolidated balance sheet.

	June 30, 2016	December 31, 2015
	(in millions)
ASSETS
Cash and cash equivalents	$4.6	$3.4
Restricted cash	$—	$6.0
Receivables, trade and other, net	$1.9	$13.3
Due from General Partner and affiliates	$4.0	$46.9
Accrued receivables	$36.9	$56.1
Inventory	$47.7	$31.9
Other current assets	$87.9	$118.5
Property, plant and equipment, net	$4,157.0	$4,226.3
Intangible assets, net	$261.2	$272.9
Equity investment in joint ventures	$364.8	$372.3
Other assets, net	$60.3	$93.9
LIABILITIES
Due to General Partner and affiliates	$29.7	$28.5
Accounts payable and other	$47.5	$87.1
Accrued purchases	$132.7	$143.8
Property and other taxes payable	$17.3	$18.4
Other long-term liabilities	$30.0	$45.9

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

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating revenues	$31.9	$28.6	$64.1	$57.4
Operating expenses	$12.7	$11.7	$24.7	$22.7
Net income	$19.3	$16.8	$39.4	$34.5

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9. DEBT

The following table presents the carrying amounts of our consolidated debt obligations:

	Interest Rate	June 30, 2016	December 31, 2015
		(in millions)
Credit Agreement due 2018	3.929%	$475.0	$490.0
Series A Senior Notes due September 2019	3.560%	75.0	75.0
Series B Senior Notes due September 2021	4.040%	175.0	175.0
Series C Senior Notes due September 2024	4.420%	150.0	150.0
Total principal amount of debt obligations		875.0	890.0
Unamortized debt issuance costs		(1.6)	(1.8)
Total		$873.4	$888.2

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

Our interest cost for the three and six months ended June 30, 2016, and 2015, is comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Interest cost incurred	$8.1	$7.6	$16.5	$15.2
Less: Interest capitalized	(0.1)	0.4	—	1.3
Interest expense, net	$8.2	$7.2	$16.5	$13.9

Debt Arrangements

Credit Agreement

We, Midcoast Operating, and our material domestic subsidiaries are parties to the Credit Agreement, which permits aggregate borrowings of up to $810.0 million at any one time outstanding. The original term of the Credit Agreement was three years, with an initial maturity date of November 13, 2016, subject to four one-year requests for extension. Our Credit Agreement’s current maturity date is September 30, 2018; however, $140.0 million of commitments expire on the initial maturity date of November 13, 2016 and an additional $25.0 million of commitments expire on September 30, 2017. During the six months ended June 30, 2016, we had net repayments of approximately $15.0 million, which includes gross borrowings of $3,790.0 million and gross repayments of $3,805.0 million.

Debt Covenants

At June 30, 2016, we were in compliance with the terms of our financial covenants under our debt agreements.

Available Credit

At June 30, 2016, we had approximately $335.0 million of unutilized commitments under the terms of our Credit Agreement, determined as follows:

(in millions)
Total credit limit under Credit Agreement	$810.0
Amounts outstanding under Credit Agreement	(475.0)
Total amount available at June 30, 2016	$335.0

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9. DEBT  – (continued)

Fair Value of Debt Obligations

The carrying amount of our outstanding borrowings under the Credit Agreement approximates the fair value at June 30, 2016 and December 31, 2015, respectively, due to the short-term nature and frequent repricing of the amounts outstanding under these obligations. The outstanding borrowings under the Credit Agreement are included with our long-term debt obligations since we have the ability and the intent to refinance the amounts outstanding on a long-term basis.

The approximate fair values of our fixed-rate debt obligations were $399.6 million at June 30, 2016. We determined the approximate fair values using a standard methodology that incorporates pricing points that are obtained from independent, third-party investment dealers who actively make markets in our debt securities. We use these pricing points to calculate the present value of the principal obligation to be repaid at maturity and all future interest payment obligations for any debt outstanding. The fair value of our long-term debt obligations is categorized as Level 2 within the fair value hierarchy.

10. PARTNERS’ CAPITAL

Distribution to Partners

The following table sets forth our distributions, as approved by the board of directors of our General Partner, during the six months ended June 30, 2016:

Distribution Declaration Date	Record Date	Distribution Payment Date	Distribution per Unit	Cash Distributed
			(in millions, except per unit amounts)
April 28, 2016	May 6, 2016	May 13, 2016	$0.35750	$16.5
January 28, 2016	February 5, 2016	February 12, 2016	$0.35750	$16.5

Cash distributed to partners is reflected in “Distributions to partners,” on our consolidated statements of cash flows. We paid cash distributions to EEP for its ownership interest in us totaling $8.9 million and $8.6 million for the three months ended June 30, 2016 and 2015, respectively, and $17.8 million and $17.1 million for the six months ended June 30, 2016 and 2015, respectively.

Distributions to Noncontrolling Interests

Midcoast Operating paid cash distributions to EEP for its ownership interest in Midcoast Operating totaling $22.9 million and $26.0 million for the three months ended June 30, 2016 and 2015, respectively, and $48.8 million and $45.8 million for the six months ended June 30, 2016 and 2015, respectively. These amounts are reflected in “Distributions to noncontrolling interest” in our consolidated statements of cash flows.

During any quarter until the quarter ending December 31, 2017, if our quarterly declared distribution exceeds our distributable cash, as that term is defined in Midcoast Operating’s limited partnership agreement, we receive an increased quarterly distribution from Midcoast Operating, and EEP receives a corresponding reduction to its quarterly distribution in the amount that our declared distribution exceeds our distributable cash. Midcoast Operating’s adjustment of EEP’s distribution will be limited by EEP’s pro rata share of the Midcoast Operating quarterly cash distribution and a maximum of $0.005 per unit quarterly distribution increase by us. There is no requirement for us to compensate EEP for these adjusted distributions, except for settling our capital accounts with Midcoast Operating in a liquidation scenario. For the three and six months ended June 30, 2016, EEP’s quarterly distribution from Midcoast Operating was reduced by $2.3 million and $3.1 million, respectively.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. PARTNERS’ CAPITAL  – (continued)

Changes in Partners’ Capital

The following table presents significant changes in partners’ capital accounts attributable to our General Partner and limited partners as well as the noncontrolling interest in our consolidated subsidiary during the six months ended June 30, 2016 and 2015:

	For the six months ended June 30,
	2016	2015
	(in millions)
Class A common units:
Beginning balance	$522.2	$634.2
Net loss	(27.9)	(76.7)
Distributions	(16.2)	(15.6)
Ending balance	$478.1	$541.9
Subordinated units:
Beginning balance	$1,062.0	$1,174.0
Net loss	(27.9)	(76.7)
Distributions	(16.2)	(15.6)
Ending balance	$1,017.9	$1,081.7
General Partner units:
Beginning balance	$43.3	$47.8
Net loss	(1.2)	(3.1)
Contributions	9.5	—
Distributions	(0.6)	(0.6)
Ending balance	$51.0	$44.1
Accumulated other comprehensive income (loss)
Beginning balance	$(0.9)	$11.6
Changes in fair value of derivative financial instruments reclassified to earnings	—	(8.0)
Changes in fair value of derivative financial instruments recognized in other comprehensive income	—	2.4
Ending balance	$(0.9)	$6.0
Noncontrolling interest
Beginning balance	$2,405.7	$2,529.0
Capital contributions	18.1	90.9
Comprehensive income:
Net loss	(36.3)	(130.1)
Other comprehensive loss, net of tax	(0.1)	(5.3)
Distributions to noncontrolling interest	(48.8)	(45.8)
Ending balance	$2,338.6	$2,438.7
Total partners’ capital at end of period	$3,884.7	$4,112.4

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. PARTNERS’ CAPITAL  – (continued)

Securities Authorized for Issuance under LTIP

In August 2014, we filed a registration statement on Form S-8 with the SEC registering the issuance of 3,750,000 Class A common units that are issuable pursuant to awards that may be granted under the Long-Term Incentive Plan, or the LTIP. As of June 30, 2016, we had not granted any awards for, or that are convertible into, Class A common units under our LTIP.

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

The affiliate amounts incurred by us through EEP for services received pursuant to the Intercorporate Services Agreement are reflected in “Operating and maintenance — affiliate” and “General and administrative — affiliate” on our consolidated statements of income. Under the Intercorporate Services Agreement, we reimburse EEP and its affiliates for the costs and expenses incurred in providing us with such services. However, EEP has agreed to reduce the amounts payable for general and administrative expenses that otherwise would have been allocable to Midcoast Operating by $25.0 million annually. As a result, we recognized $6.2 million for each of the three months ended June 30, 2016 and 2015, and $12.5 million for each of the six months ended June 30, 2016 and 2015, as a reduction to “Due to general partner and affiliates” with an offset recorded as contribution to “Noncontrolling interest” in our consolidated statements of financial position.

Omnibus Agreement

We, Midcoast Holdings, EEP, and Enbridge are parties to the Omnibus Agreement under which EEP agreed to, among other things, indemnify us for certain matters, including environmental, right-of-way and permit matters. EEP’s obligation to indemnify us for these matters is subject to a $500,000 aggregate deductible before we are entitled to indemnification. Additionally, there is a $15.0 million aggregate cap on the amounts for which EEP will indemnify us for under the Omnibus Agreement. During the first quarter of 2016, we received indemnification proceeds from EEP under the Omnibus Agreement of $12.2 million for the acquisition of title to right-of-way assets that were pending at the time of our initial public offering and associated legal fees. There have been no other payments from EEP under the Omnibus Agreement. Indemnification amounts of $9.5 million are classified as a contribution from our General Partner in our consolidated statements of cash flows for the six months ended June 30, 2016 and reflected in the General Partner capital account in our consolidated statement of financial position as of June 30, 2016. The remaining $2.7 million is classified as a reduction of legal expenses reflected in “General and administrative — affiliate” expense in our consolidated statements of income for the six months ended June 30, 2016.

Affiliate Revenues and Purchases

We sell NGLs and crude oil at market prices on the date of sale to Enbridge and its affiliates. The sales to Enbridge and its affiliates are presented in “Commodity sales — affiliate” on our consolidated statements of income. We also purchase NGLs and crude oil at market prices on the date of purchase from Enbridge and its affiliates for sale to third parties. The purchases from Enbridge and its affiliates are presented in “Cost of natural gas and natural gas liquids — affiliate” on our consolidated statements of income.

Also included in “Cost of natural gas and natural gas liquids — affiliate,” are pipeline transportation and demand fees from the Texas Express NGL system of $4.9 million and $4.6 million for the three months ended June 30, 2016 and 2015, respectively, and $10.3 million and $8.3 million for the six months ended June 30, 2016 and 2015, respectively. Our logistics and marketing business has made commitments to transport up to 120,000 barrels per day, or Bpd, of NGLs on the Texas Express NGL system through 2022. The current commitment level is 29,000 Bpd.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. RELATED PARTY TRANSACTIONS  – (continued)

Routine purchases and sales with affiliates are settled monthly through our centralized treasury function at terms that are consistent with third-party transactions. Routine purchases and sales with affiliates that have not yet been settled are included in “Due from general partner and affiliates” and “Due to general partner and affiliates” on our consolidated statements of financial position.

Sale of Accounts Receivable

We sold and derecognized receivables to an indirect wholly-owned subsidiary of Enbridge of $352.9 million and $537.1 million for the three months ended June 30, 2016 and 2015, respectively, and $739.1 million and $1,242.5 million for the six months ended June 30, 2016 and 2015, respectively. As a result, we received cash proceeds of $352.8 million and $536.9 million for the three months ended June 30, 2016 and 2015, respectively, and $738.8 million and $1,242.2 million for the six months ended June 30, 2016 and 2015, respectively.

Consideration for the receivables sold is equivalent to the carrying value of the receivables less a discount for credit risk. The difference between the carrying value of the receivables sold and the cash proceeds received is recognized in “General and administrative — affiliate” expense in our consolidated statements of income. The expense stemming from the discount on the receivables sold was $0.1 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016 and December 31, 2015, we had $16.8 million and $14.6 million, respectively, in “Restricted cash” on our consolidated statements of financial position for cash collections related to sold and derecognized receivables that have yet to be remitted to the Enbridge subsidiary. As of June 30, 2016 and December 31, 2015, outstanding receivables of $107.7 million and $147.1 million, respectively, which had been sold and derecognized, had not been collected on behalf of the Enbridge subsidiary.

Financial Support Agreement

At June 30, 2016, EEP provided no letters of credit and $15.3 million of guarantees to Midcoast Operating under a Financial Support Agreement with Midcoast Operating. At December 31, 2015, EEP provided $7.5 million of letters of credit outstanding and $21.7 million in guarantees to Midcoast Operating under this agreement. The annual costs that Midcoast Operating incurs under the Financial Support Agreement are based on the cumulative average amount of letters of credit and guarantees that EEP provides on behalf of Midcoast Operating and its wholly-owned subsidiaries, multiplied by a 2.5% annual fee. Midcoast Operating incurred $0.1 million and $0.1 million of these costs for the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively, which are included in “Operating and maintenance — affiliate” on our consolidated statements of income.

12. COMMITMENTS AND CONTINGENCIES

Environmental Liabilities

We are subject to federal and state laws and regulations relating to the protection of the environment. Environmental risk is inherent to our operating activities, and we are, at times, subject to environmental cleanup and enforcement actions. We manage this environmental risk through appropriate environmental policies and practices to minimize any impact our operations may have on the environment. To the extent that we are unable to recover payment for environmental liabilities from insurance or otherwise, we will be responsible for payment of liabilities arising from environmental incidents associated with our operating activities. We continue to voluntarily monitor past leak sites on our systems for the purpose of assessing whether any remediation is required in light of current regulations. As of June 30, 2016 and December 31, 2015, we did not have any material accrued environmental liabilities.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. COMMITMENTS AND CONTINGENCIES  – (continued)

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

Derivative Positions

Our derivative financial instruments are included at their fair values in the consolidated statements of financial position as follows:

	June 30, 2016	December 31, 2015
	(in millions)
Other current assets	$61.2	$117.3
Other assets, net	12.2	39.2
Accounts payable and other(1)	(30.5)	(45.7)
Other long-term liabilities	(10.6)	(18.3)
	$32.3	$92.5

(1)	Includes $12.6 million of cash collateral at December 31, 2015.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

The table below summarizes our derivative balances by counterparty credit quality (any negative amounts represent our net obligations to pay the counterparty):

	June 30, 2016	December 31, 2015
	(in millions)
Counterparty Credit Quality(1)
AA(2)	$32.4	$67.6
A	2.8	24.1
Lower than A	(2.9)	0.8
	$32.3	$92.5

(1)	As determined by nationally-recognized statistical ratings organizations.
(2)	Includes $12.6 million of cash collateral at December 31, 2015.

As the net value of our derivative financial instruments has decreased as a result of the settlement of maturing derivatives, our outstanding financial exposure to third parties has also decreased. When credit thresholds are met pursuant to the terms of our International Swaps and Derivatives Association, Inc., or ISDA®, financial contracts, we have the right to require collateral from our counterparties. We include any cash collateral received in the balances listed above. At June 30, 2016, we did not have any cash collateral on our asset exposures. At December 31, 2015, our short-term liabilities included $12.6 million relating to cash collateral on our asset exposures. Cash collateral is classified as “Restricted cash” in our consolidated statements of financial position. As of December 31, 2015, all of our cash collateral was held directly by EEP.

At June 30, 2016, we provided no letters of credit relating to our liability exposures pursuant to the margin thresholds in effect under our ISDA® agreements. At December 31, 2015, we provided letters of credit totaling $7.5 million. The ISDA® agreements and associated credit support, which govern our financial derivative transactions, contain no credit rating downgrade triggers that would accelerate the maturity dates of our outstanding transactions. A change in ratings is not an event of default under these instruments, and the maintenance of a specific minimum credit rating is not a condition to transacting under the ISDA® agreements. In the event of a credit downgrade, additional collateral may be required to be posted under the agreement if we are in a liability position to our counterparty, but the agreement will not automatically terminate and require immediate settlement of all future amounts due.

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

In the event that our credit ratings were to decline below the lowest level of investment grade, as determined by Standard & Poor’s and Moody’s, we would be required to provide additional amounts under our existing letters of credit to meet the requirements of our ISDA® agreements. For example, if our credit ratings had been below the lowest level of investment grade at June 30, 2016, we would have been required to provide additional letters of credit in the amount of $10.4 million related to our open positions.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

At June 30, 2016, and December 31, 2015, we had credit concentrations in the following industry sectors, as presented below:

	June 30, 2016	December 31, 2015
	(in millions)
United States financial institutions and investment banking entities(1)	$32.0	$80.8
Non-United States financial institutions	(10.5)	(12.3)
Integrated oil companies	(1.4)	0.6
Other	12.2	23.4
	$32.3	$92.5

(1)	Includes $12.6 million of cash collateral at December 31, 2015.

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

Effect of Derivative Instruments on the Consolidated Statements of Financial Position

			Asset Derivatives		Liability Derivatives
			Fair Value at		Fair Value at
	Financial Position Location		June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
			(in millions)
Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets		$61.2	$117.3	$—	$—
Commodity contracts	Other assets, net		12.2	39.2	—	—
Commodity contracts	Accounts payable and other	(1)	—	—	(30.5)	(33.1)
Commodity contracts	Other long-term liabilities		—	—	(10.6)	(18.3)
Total derivative instruments			$73.4	$156.5	$(41.1)	$(51.4)

(1)	Liability derivatives exclude $12.6 million of cash collateral at December 31, 2015.

Accumulated Other Comprehensive Income

We record the change in fair value of our highly effective cash flow hedges in AOCI until the derivative financial instruments are settled, at which time they are reclassified to earnings. As of June 30, 2016 and December 31, 2015, we included in AOCI unrecognized losses of approximately $0.5 million and $0.4 million, respectively, associated with derivative financial instruments that qualified for and were classified as cash flow hedges of forecasted transactions that were subsequently de-designated, settled, or terminated. These losses are reclassified to earnings over the periods during which the originally hedged forecasted transactions affect earnings.

During the six months ended June 30, 2015, unrealized commodity hedge gains of $0.6 million were de-designated as a result of the hedges no longer meeting hedge accounting criteria. At June 30, 2016, we had no de-designated commodity hedges. We estimate that the unrealized net gains and losses from our cash flow hedging will have no impact on the value reclassified from AOCI to earnings during the next 12 months.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)	Location of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)	Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
		(in millions)
For the three months ended June 30, 2016
Commodity contracts	$—	Cost of natural gas and natural gas liquids	$—	Cost of natural gas and natural gas liquids	$—
For the three months ended June 30, 2015
Commodity contracts	$(7.7)	Cost of natural gas and natural gas liquids	$7.1	Cost of natural gas and natural gas liquids	$—
For the six months ended June 30, 2016
Interest Rate contracts	$—	Interest expense	$(0.1)	Interest expense	$—
Commodity contracts	—	Cost of natural gas and natural gas liquids	0.1	Cost of natural gas and natural gas liquids	—
	$—		$—		$—
For the six months ended June 30, 2015
Commodity contracts	$(11.3)	Cost of natural gas and natural gas liquids	$15.5	Cost of natural gas and natural gas liquids	$(4.0)

(1)	Includes only the ineffective portion of derivatives that are designated as hedging instruments and does not include net gains or losses associated with derivatives that do not qualify for hedge accounting treatment.

Components of Accumulated Other Comprehensive Income/(Loss)

	Cash Flow Hedges
	2016	2015
	(in millions)
Balance at January 1	$(0.9)	$11.6
Other comprehensive income (loss) before reclassifications(1)	—	2.3
Amounts reclassified from AOCI(2)(3)	—	(8.0)
Tax benefit	—	0.1
Net other comprehensive loss	$—	$(5.6)
Balance at June 30	$(0.9)	$6.0

(1)	Excludes NCI gain of $2.2 million reclassified from AOCI at June 30, 2015.
(2)	Excludes NCI loss $7.5 million reclassified from AOCI at June 30, 2015.
(3)	For additional details on the amounts reclassified from AOCI, reference the Reclassifications from Accumulated Other Comprehensive Income table below.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Reclassifications from Accumulated Other Comprehensive Income

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Losses (gains) on cash flow hedges:
Commodity Contracts(1)(2)(3)	$—	$(3.7)	$—	$(8.0)
Total Reclassifications from AOCI	$—	$(3.7)	$—	$(8.0)

(1)	Loss (gain) reported within “Cost of natural gas and natural gas liquids” in the consolidated statements of income.
(2)	Excludes NCI loss $3.4 million reclassified from AOCI for the three months ended June 30, 2015.
(3)	Excludes NCI loss of $7.5 million reclassified from AOCI for the six months ended June 30, 2015.

Effect of Derivative Instruments on Consolidated Statements of Income

			For the three months ended June 30,		For the six months ended June 30,
			2016	2015	2016	2015
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings		Amount of Gain or (Loss) Recognized in Earnings(1)(2)		Amount of Gain or (Loss) Recognized in Earnings(1)(2)
			(in millions)
Commodity contracts	Commodity sales		$(1.1)	$2.1	$(3.5)	$(15.2)
Commodity contracts	Commodity sales – affiliate		—	(0.1)	—	(0.3)
Commodity contracts	Cost of natural gas and natural gas liquids	(3)	(26.6)	(8.5)	(24.8)	3.6
Total			$(27.7)	$(6.5)	$(28.3)	$(11.9)

(1)	Does not include settlements associated with derivative instruments that settle through physical delivery.
(2)	Includes only net gains or losses associated with those derivatives that do not receive hedge accounting treatment and does not include the ineffective portion of derivatives that are designated as hedging instruments.
(3)	Includes settlement gains of $18.1 million and $18.0 million for the three months ended June 30, 2016 and 2015, respectively, and settlement gains of $44.6 million and $43.7 million for the six months ended June 30, 2016 and 2015, respectively.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

We record the fair market value of our derivative financial and physical instruments in the consolidated statements of financial position as current and long-term assets or liabilities on a gross basis. However, the terms of the ISDA®, which govern our financial contracts and our other master netting agreements, allow the parties to elect in respect of all transactions under the agreement, in the event of a default and upon notice to the defaulting party, for the non-defaulting party to set-off all settlement payments, collateral held and any other obligations (whether or not then due), which the non-defaulting party owes to the defaulting party. The effect of the rights of set-off are outlined below:

Offsetting of Financial Assets and Derivative Assets

	As of June 30, 2016
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position	Net Amount
	(in millions)
Description:
Derivatives	$73.4	$—	$73.4	$(25.0)	$48.4

	As of December 31, 2015
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$156.5	$—	$156.5	$(41.5)	$115.0

(1)	Includes $12.6 million of cash collateral at December 31, 2015.

Offsetting of Financial Liabilities and Derivative Liabilities

	As of June 30, 2016
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position	Net Amount
	(in millions)
Description:
Derivatives	$(41.1)	$—	$(41.1)	$25.0	$(16.1)

	As of December 31, 2015
	Gross Amount of Recognized Liabilities(1)	Gross Amount Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Gross Amount Not Offset in the Statement of Financial Position(1)	Net Amount
	(in millions)
Description:
Derivatives	$(64.0)	$—	$(64.0)	$41.5	$(22.5)

(1)	Includes $12.6 million of cash collateral at December 31, 2015.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Inputs to Fair Value Derivative Instruments

The following table sets forth by level within the fair value hierarchy of our net financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our valuation of the financial assets and liabilities and their placement within the fair value hierarchy.

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Commodity contracts:
Financial	$—	$(0.1)	$0.7	$0.6	$—	$1.3	$8.9	$10.2
Physical	—	—	(0.5)	(0.5)	—	—	0.6	0.6
Commodity options	—	—	32.2	32.2	—	—	94.3	94.3
	$—	$(0.1)	$32.4	$32.3	$—	$1.3	$103.8	$105.1
Cash collateral				—				(12.6)
Total				$32.3				$92.5

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

Qualitative Information about Level 3 Fair Value Measurements

Data from pricing services and published indices are used to measure the fair value of our Level 3 derivative instruments on a recurring basis. We may also use these inputs with internally developed methodologies that result in our best estimate of fair value. The inputs listed in the table below would have a direct impact on the fair values of the listed instruments. The significant unobservable inputs used in the fair value measurement of the commodity derivatives (natural gas, NGLs and crude) are forward commodity prices. The significant unobservable inputs used in determining the fair value measurement of options are price and volatility. Forward commodity price in isolation has a direct relationship to the fair value of a commodity contract in a long position and an inverse relationship to a commodity contract in a short position. Volatility has a direct relationship to the fair value of an option contract. Generally, a change in the estimate of forward commodity prices is unrelated to a change in the estimate of volatility of prices. A change to the credit valuation has an inverse relationship to the fair value of our derivative contracts.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Quantitative Information About Level 3 Fair Value Measurements

Contract Type	Fair Value at June 30, 2016	Valuation Technique	Unobservable Input	Range(1)			Units
				Lowest	Highest	Weighted Average
	(in millions)
Commodity Contracts – Financial
Natural Gas	$1.4	Market Approach	Forward Gas Price	2.74	3.73	3.22	MMBtu
NGLs	(0.7)	Market Approach	Forward NGL Price	0.24	1.03	0.50	Gal
Commodity Contracts – Physical
Natural Gas	(0.4)	Market Approach	Forward Gas Price	2.56	3.34	2.83	MMBtu
Crude Oil	(2.2)	Market Approach	Forward Crude Price	35.22	51.13	47.24	Bbl
NGLs	2.1	Market Approach	Forward NGL Price	0.24	1.44	0.55	Gal
Commodity Options
Natural Gas, Crude and NGLs	32.2	Option Model	Option Volatility	7%	91%	37%
Total Fair Value	$32.4

(1)	Prices are in dollars per Millions of British Thermal Units, or MMBtu, for natural gas, dollars per gallon, or Gal, for NGLs and dollars per barrel, or Bbl, for crude oil.

Quantitative Information About Level 3 Fair Value Measurements

Contract Type	Fair Value at December 31, 2015(2)	Valuation Technique	Unobservable Input	Range(1)			Units
				Lowest	Highest	Weighted Average
	(in millions)
Commodity Contracts – Financial
Natural Gas	$0.3	Market Approach	Forward Gas Price	2.27	3.07	2.64	MMBtu
NGLs	8.6	Market Approach	Forward NGL Price	0.16	0.93	0.41	Gal
Commodity Contracts – Physical
Natural Gas	(2.5)	Market Approach	Forward Gas Price	2.08	3.44	2.33	MMBtu
Crude Oil	—	Market Approach	Forward Crude Oil Price	26.50	38.41	37.29	Bbl
NGLs	3.1	Market Approach	Forward NGL Price	0.16	1.20	0.40	Gal
Commodity Options
Natural Gas, Crude and NGLs	94.3	Option Model	Option Volatility	13%	74%	36%
Total Fair Value	$103.8

(1)	Prices are in dollars per MMBtu for natural gas, dollars per gallon, or Gal, for NGLs, and Bbl for crude oil.
(2)	Fair values include credit valuation adjustment losses of approximately $0.3 million.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Level 3 Fair Value Reconciliation

The table below provides a reconciliation of changes in the fair value of our Level 3 financial assets and liabilities measured on a recurring basis from January 1, 2016 to June 30, 2016. No transfers of assets between any of the Levels occurred during the period.

	Commodity Financial Contracts	Commodity Physical Contracts	Commodity Options	Total
	(in millions)
Beginning balance as of January 1, 2016	$8.9	$0.6	$94.3	$103.8
Transfer in (out) of Level 3(1)	—	—	—	—
Gains or losses included in earnings:
Reported in Commodity sales	—	(14.5)	—	(14.5)
Reported in Cost of natural gas and natural gas liquids	(1.9)	16.9	(23.8)	(8.8)
Gains or losses included in other comprehensive income:
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Sales	—	—	0.7	0.7
Settlements(2)	(6.3)	(3.5)	(39.0)	(48.8)
Ending balance as of June 30, 2016	$0.7	$(0.5)	$32.2	$32.4
Amounts reported in Commodity sales	$—	$(3.5)	$—	$(3.5)
Amount of changes in net assets attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date:
Reported in Commodity sales	$—	$(4.4)	$—	$(4.4)
Reported in Cost of natural gas and natural gas liquids	$(2.4)	$4.6	$(20.8)	$(18.6)

(1)	Our policy is to recognize transfers as of the last day of the reporting period.
(2)	Settlements represent the realized portion of forward contracts.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

Fair Value Measurements of Commodity Derivatives

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity based swaps and physical contracts at June 30, 2016 and December 31, 2015:

	At June 30, 2016						At December 31, 2015
			Wtd. Average Price(2)		Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)	Receive	Pay	Asset	Liability	Asset	Liability
					(in millions)
Portion of contracts maturing in 2016
Swaps
Receive variable/pay fixed	Natural Gas	16,287	$3.08	$3.48	$—	$—	$—	$—
	NGL	1,203,400	$30.79	$31.48	$1.4	$(2.2)	$0.2	$(8.4)
	Crude Oil	304,800	$49.52	$66.64	$0.3	$(5.6)	$—	$(17.5)
Receive fixed/pay variable	NGL	2,513,400	$23.59	$22.79	$5.7	$(3.7)	$18.3	$(0.2)
	Crude Oil	512,800	$59.70	$49.04	$6.1	$(0.6)	$18.2	$—
Receive variable/pay variable	Natural Gas	6,536,000	$3.18	$3.15	$0.3	$(0.1)	$0.1	$(0.1)
Physical Contracts
Receive variable/pay fixed	NGL	535,284	$26.41	$23.91	$1.4	$(0.1)	$—	$(0.2)
	Crude Oil	—	$—	$—	$—	$—	$—	$(0.2)
Receive fixed/pay variable	NGL	1,165,923	$19.12	$21.91	$0.2	$(3.4)	$1.9	$(0.2)
Receive variable/pay variable	Natural Gas	68,727,634	$2.77	$2.78	$0.1	$(0.8)	$—	$(2.8)
	NGL	6,459,247	$22.70	$22.22	$3.8	$(0.7)	$4.0	$(2.4)
	Crude Oil	949,604	$44.46	$46.75	$1.0	$(3.1)	$0.7	$(0.5)
Portion of contracts maturing in 2017
Swaps
Receive variable/pay fixed	Natural Gas	76,530	$2.97	$2.97	$—	$—	$—	$—
	NGL	1,042,500	$20.93	$21.52	$1.0	$(1.6)	$—	$(4.5)
	Crude Oil	638,750	$52.41	$64.29	$0.2	$(7.8)	$—	$(10.9)
Receive fixed/pay variable	NGL	1,452,500	$18.84	$19.86	$0.7	$(2.2)	$3.3	$(0.1)
	Crude Oil	638,750	$63.63	$52.41	$7.7	$(0.7)	$10.9	$—
Receive variable/pay variable	Natural Gas	12,550,000	$3.25	$3.16	$1.2	$(0.1)	$0.5	$(0.2)
Physical Contracts
Receive variable/pay fixed	NGL	45,000	$23.80	$21.95	$0.1	$—	$—	$—
Receive fixed/pay variable	NGL	10,820	$28.00	$25.09	$—	$—	$—	$—
Receive variable/pay variable	Natural Gas	10,067,810	$3.12	$3.10	$0.2	$—	$0.1	$—
	NGL	792,372	$28.42	$27.37	$0.9	$—	$—	$—
Portion of contracts maturing in 2018
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$3.04	$3.01	$0.1	$—	$0.1	$—
Portion of contracts maturing in 2019
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$3.04	$3.01	$0.1	$—	$0.1	$—
Portion of contracts maturing in 2020
Physical Contracts
Receive variable/pay variable	Natural Gas	359,640	$3.29	$3.27	$—	$—	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGLs and crude oil are measured in Bbl.
(2)	Weighted-average prices received and paid are in $/MMBtu for natural gas and $/Bbl for NGLs and crude oil.
(3)	The fair value is determined based on quoted market prices at June 30, 2016, and December 31, 2015, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment gains of approximately $0.3 million and $0.6 million at June 30, 2016 and December 31, 2015, respectively, as well as cash collateral received.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES  – (continued)

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity options at June 30, 2016 and December 31, 2015:

	At June 30, 2016						At December 31, 2015
	Commodity	Notional(1)	Strike Price(2)	Market Price(2)	Fair Value(3)		Fair Value(3)
					Asset	Liability	Asset	Liability
					(in millions)
Portion of option contracts maturing in 2016
Puts (purchased)	Natural Gas	828,000	$3.75	$3.02	$0.6	$—	$2.1	$—
	NGL	1,490,400	$39.29	$27.02	$19.2	$—	$54.4	$—
	Crude Oil	404,800	$75.91	$49.95	$10.5	$—	$27.7	$—
Calls (written)	Natural Gas	828,000	$4.98	$3.02	$—	$—	$—	$—
	NGL	1,490,400	$45.09	$27.02	$—	$(0.5)	$—	$(0.3)
	Crude Oil	404,800	$86.68	$49.95	$—	$—	$—	$—
Puts (written)	Natural Gas	828,000	$3.75	$3.02	$—	$(0.6)	$—	$(2.1)
	NGL	119,600	$37.04	$28.02	$—	$(1.2)	$—	$(1.5)
Calls (purchased)	Natural Gas	828,000	$4.98	$3.02	$—	$—	$—	$—
	NGL	119,600	$42.09	$28.02	$0.1	$—	$—	$—
Portion of option contracts maturing in 2017
Puts (purchased)	NGL	1,642,500	$25.90	$28.66	$3.3	$—	$5.8	$—
	Crude Oil	638,750	$59.86	$52.41	$7.8	$—	$10.0	$—
Calls (written)	NGL	1,642,500	$30.06	$28.66	$—	$(4.7)	$—	$(0.8)
	Crude Oil	638,750	$68.19	$52.41	$—	$(1.7)	$—	$(0.6)
Portion of option contracts maturing in 2018
Puts (purchased)	Crude Oil	91,250	$42.00	$53.81	$0.3	$—	$—	$—
Calls (written)	Crude Oil	91,250	$51.75	$53.81	$—	$(0.8)	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGLs and crude oil are measured in Bbl.
(2)	Strike and market prices are in $/MMBtu for natural gas and in $/Bbl for NGLs and crude oil.
(3)	The fair value is determined based on quoted market prices at June 30, 2016, and December 31, 2015, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment losses of approximately $0.1 million and $0.4 million at June 30, 2016 and December 31, 2015, respectively, as well as cash collateral received.

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

We computed our income tax expense by applying a Texas state franchise tax rate to modified gross margin. Our Texas state franchise tax rate was 0.5% for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016 and December 31, 2015, we included a current income tax payable of $1.4 million and $1.1 million, respectively, in “Property and other taxes payable” on our consolidated statements of financial position. In addition, at June 30, 2016 and December 31, 2015, we included a deferred income tax payable of $14.6 million and $14.3 million, respectively, in “Other long-term liabilities” on our consolidated statements of financial position to reflect the tax associated with the difference between the net basis in assets and liabilities for financial and state tax reporting.

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

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15. SEGMENT INFORMATION  – (continued)

The following tables present certain financial information relating to our business segments and corporate activities:

	For the three months ended June 30, 2016
	Gathering, Processing and Transportation	Logistics and Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$269.1	$251.8	$—	$520.9
Less: Intersegment revenue	85.0	8.3	—	93.3
Operating revenue	184.1	243.5	—	427.6
Cost of natural gas and natural gas liquids	121.2	237.9	—	359.1
Segment gross margin	62.9	5.6	—	68.5
Operating and maintenance	52.5	9.4	—	61.9
General and administrative	14.8	1.3	0.8	16.9
Asset impairment	—	10.6	—	10.6
Depreciation and amortization	38.2	1.8	—	40.0
	105.5	23.1	0.8	129.4
Operating loss	(42.6)	(17.5)	(0.8)	(60.9)
Interest expense, net	—	—	(8.2)	(8.2)
Other income	6.6 (2)	—	—	6.6
Loss before income tax expense	(36.0)	(17.5)	(9.0)	(62.5)
Income tax expense	—	—	(0.5)	(0.5)
Net loss	$(36.0)	$(17.5)	$(9.5)	$(63.0)
Less: Net loss attributable to noncontrolling interest	—	—	(26.2)	(26.2)
Net income (loss) attributable to general and limited partner ownership interests in Midcoast Energy Partners, L.P.	$(36.0)	$(17.5)	$16.7	$(36.8)

(1)	Corporate consists of interest expense, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.
(2)	Other income for our Gathering, Processing and Transportation segment includes our equity investment in the Texas Express NGL system.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15. SEGMENT INFORMATION  – (continued)

	For the three months ended June 30, 2015
	Gathering, Processing and Transportation	Logistics and Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$401.4	$689.2	$—	$1,090.6
Less: Intersegment revenue	295.3	15.2	—	310.5
Operating revenue	106.1	674.0	—	780.1
Cost of natural gas and natural gas liquids	19.9	650.7	—	670.6
Segment gross margin	86.2	23.3	—	109.5
Operating and maintenance	55.0	14.3	0.2	69.5
General and administrative	15.0	3.0	0.9	18.9
Goodwill impairment	206.1	20.4	—	226.5
Asset impairment	—	12.3	—	12.3
Depreciation and amortization	38.2	2.6	—	40.8
	314.3	52.6	1.1	368.0
Operating loss	(228.1)	(29.3)	(1.1)	(258.5)
Interest expense, net	—	—	(7.2)	(7.2)
Other income	5.9 (2)	—	0.2	6.1
Loss before income tax benefit	(222.2)	(29.3)	(8.1)	(259.6)
Income tax benefit	—	—	3.1	3.1
Net loss	$(222.2)	$(29.3)	$(5.0)	$(256.5)
Less: Net loss attributable to noncontrolling interest	—	—	(120.0)	(120.0)
Net income (loss) attributable to general and limited partner ownership interests in Midcoast Energy Partners, L.P.	$(222.2)	$(29.3)	$115.0	$(136.5)

(1)	Corporate consists of interest expense, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.
(2)	Other income for our Gathering, Processing and Transportation segment includes our equity investment in the Texas Express NGL system.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15. SEGMENT INFORMATION  – (continued)

	As of and for the six months ended June 30, 2016
	Gathering, Processing and Transportation	Logistics and Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$512.2	$500.6	$—	$1,012.8
Less: Intersegment revenue	139.5	13.8	—	153.3
Operating revenue	372.7	486.8	—	859.5
Cost of natural gas and natural gas liquids	239.7	467.4	—	707.1
Segment gross margin	133.0	19.4	—	152.4
Operating and maintenance	99.2	19.8	0.1	119.1
General and administrative	27.8	2.8	1.9	32.5
Asset impairment	—	10.6	—	10.6
Depreciation and amortization	75.9	3.6	—	79.5
	202.9	36.8	2.0	241.7
Operating loss	(69.9)	(17.4)	(2.0)	(89.3)
Interest expense, net	—	—	(16.5)	(16.5)
Other income	13.7 (2)	—	0.2	13.9
Loss before income tax expense	(56.2)	(17.4)	(18.3)	(91.9)
Income tax expense	—	—	(1.4)	(1.4)
Net loss	(56.2)	(17.4)	(19.7)	(93.3)
Less: Net loss attributable to noncontrolling interest	—	—	(36.3)	(36.3)
Net income (loss) attributable to general and limited partner ownership interests in Midcoast Energy Partners, L.P.	$(56.2)	$(17.4)	$16.6	$(57.0)
Total assets	$4,781.5 (3)	$173.6	$92.5	$5,047.6
Capital expenditures (excluding acquisitions)	$25.2	$2.6	$0.7	$28.5

(1)	Corporate consists of interest expense, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.
(2)	Other income for our Gathering, Processing and Transportation segment includes our equity investment in the Texas Express NGL system.
(3)	Total assets for our Gathering, Processing and Transportation segment includes $364.8 million for our equity investment in the Texas Express NGL system.

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15. SEGMENT INFORMATION  – (continued)

	As of and for the six months ended June 30, 2015
	Gathering, Processing and Transportation	Logistics and Marketing	Corporate(1)	Total
	(in millions)
Total revenue	$786.8	$1,454.5	$—	$2,241.3
Less: Intersegment revenue	562.6	25.1	—	587.7
Operating revenue	224.2	1,429.4	—	1,653.6
Cost of natural gas and natural gas liquids	41.8	1,407.9	—	1,449.7
Segment gross margin	182.4	21.5	—	203.9
Operating and maintenance	105.8	26.9	0.2	132.9
General and administrative	31.3	6.0	2.6	39.9
Goodwill impairment	206.1	20.4	—	226.5
Asset impairment	—	12.3	—	12.3
Depreciation and amortization	74.9	4.2	—	79.1
	418.1	69.8	2.8	490.7
Operating loss	(235.7)	(48.3)	(2.8)	(286.8)
Interest expense, net	—	—	(13.9)	(13.9)
Other income	11.6 (2)	—	0.2	11.8
Loss before income tax benefit	(224.1)	(48.3)	(16.5)	(288.9)
Income tax benefit	—	—	2.3	2.3
Net loss	(224.1)	(48.3)	(14.2)	(286.6)
Less: Net loss attributable to noncontrolling interest	—	—	(130.1)	(130.1)
Net income (loss) attributable to general and limited partner ownership interests in Midcoast Energy Partners, L.P.	$(224.1)	$(48.3)	$115.9	$(156.5)
Total assets	$4,973.1 (3)	$289.7	$100.7	$5,363.5
Capital expenditures (excluding acquisitions)	$101.2	$3.0	$0.1	$104.3

(1)	Corporate consists of interest expense, noncontrolling interest and other costs such as income taxes, which are not allocated to the business segments.
(2)	Other income for our Gathering, Processing and Transportation segment includes our equity investment in the Texas Express NGL system.
(3)	Total assets for our Gathering, Processing and Transportation segment includes $376.2 million for our equity investment in the Texas Express NGL system.

16. SUPPLEMENTAL CASH FLOW INFORMATION

In the “Cash used in investing activities” section of the consolidated statements of cash flows, we exclude changes that did not affect cash. The following is a reconciliation of cash used for additions to property, plant and equipment to total capital expenditures (excluding “Acquisitions” and “Investment in joint ventures”):

	For the six months ended June 30,
	2016	2015
	(in millions)
Total capital expenditures	$28.5	$104.3
Decrease in construction payables	11.7	5.7
Cash used for additions to property, plant and equipment	$40.2	$110.0

MIDCOAST ENERGY PARTNERS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16. SUPPLEMENTAL CASH FLOW INFORMATION  – (continued)

After filing our Quarterly Report on Form 10-Q for the period ended March 31, 2016, we determined that a payment of $10.0 million to purchase land in a legal settlement was incorrectly classified in cash flows from operating activities for the three months ended March 31, 2016. The payment should have been reflected in cash flows from investing activities. We have concluded that this error was immaterial to the consolidated financial statements for the three months ended March 31, 2016. This error did not impact the consolidated statements of income, comprehensive income, or financial position as of and for the three months ended March 31, 2016. This amount is properly reflected in the statement of cash flows for the six months ended June 30, 2016.

17. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Revenues from Contracts with Customers

Since May 2014, the FASB has issued Accounting Standards Update Nos. 2014-09, 2015-14, 2016-08, 2016-10 and 2016-12 which outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The accounting updates are effective for annual and interim periods beginning on or after December 15, 2017, and may be applied on either a full or modified retrospective basis. We are in the early stages of reviewing our revenue contracts and are unable to estimate the impacts that this pronouncement will have on our consolidated financial statements at this time. We are also currently evaluating which transition approach we will apply.

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

18. SUBSEQUENT EVENTS

Distribution to Partners

On July 27, 2016, the board of directors of Midcoast Holdings, our General Partner, declared a cash distribution payable to our unitholders on August 12, 2016. The distribution will be paid to unitholders of record as of August 5, 2016, of our available cash of $16.5 million at June 30, 2016, or $0.3575 per limited partner unit. We will pay $7.6 million to our public Class A common unitholders, while $8.9 million in the aggregate will be paid to EEP with respect to its Class A common units and subordinated units and Midcoast Holdings, L.L.C., with respect to its general partner interest.

Midcoast Operating Distribution

On July 27, 2016, the general partner of Midcoast Operating declared a cash distribution by Midcoast Operating payable on August 12, 2016 to its partners of record as of August 5, 2016. Midcoast Operating will pay $25.3 million to us and $19.2 million to EEP.

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

RESULTS OF OPERATIONS — OVERVIEW

We are a growth-oriented Delaware limited partnership formed by EEP to serve as EEP’s primary vehicle for owning and growing its natural gas and NGL midstream business in the United States. Midcoast Operating is a Texas limited partnership that owns a network of natural gas and NGL gathering and transportation systems, natural gas processing and treating facilities and an NGL fractionation facility primarily located in Texas and Oklahoma. Midcoast Operating also owns and operates NGL and condensate logistics and marketing assets that primarily support its gathering, processing and transportation business. Through our ownership of Midcoast Operating’s general partner, we control, manage and operate these systems.

We gather natural gas from the wellhead and central receipt points on our systems, deliver it to our facilities for processing and treating and redeliver the residue gas to intrastate or interstate pipelines for transmission to wholesale customers such as power plants, industrial customers and local distribution companies. We deliver the NGLs produced at our processing plants to intrastate pipelines and interstate pipelines NGLs for transportation to the NGL market hubs in Mont Belvieu, Texas and Conway, Kansas. We also deliver a portion of NGLs produced at our fractionation facility at one of our processing plants to a wholesale customer. In addition, we provide marketing services of natural gas and NGLs to wholesale customers.

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

The following table reflects our operating income by business segment and corporate charges for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating loss
Gathering, Processing and Transportation	$(42.6)	$(228.1)	$(69.9)	$(235.7)
Logistics and Marketing	(17.5)	(29.3)	(17.4)	(48.3)
Corporate	(0.8)	(1.1)	(2.0)	(2.8)
Total operating loss	(60.9)	(258.5)	(89.3)	(286.8)
Interest expense, net	(8.2)	(7.2)	(16.5)	(13.9)
Other income	6.6	6.1	13.9	11.8
Income tax (expense) benefit	(0.5)	3.1	(1.4)	2.3
Net loss	$(63.0)	$(256.5)	$(93.3)	$(286.6)

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

The changes in fair value of our derivatives are also presented as a reconciling item on our consolidated statements of cash flows. The following table presents the net changes in fair value associated with our derivative financial instruments:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Gathering, Processing and Transportation segment:
Hedge ineffectiveness	$—	$—	$—	$(4.0)
Non-qualified hedges	(40.7)	(29.6)	(65.8)	(41.5)
Logistics and Marketing segment:
Non-qualified hedges	(5.1)	5.1	(7.1)	(14.1)
Derivative fair value net losses	$(45.8)	$(24.5)	$(72.9)	$(59.6)

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

The following tables set forth the operating results of our Gathering, Processing and Transportation segment and approximate average daily volumes of natural gas throughput and NGLs produced on our major systems for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating revenues	$184.1	$106.1	$372.7	$224.2
Cost of natural gas and natural gas liquids	121.2	19.9	239.7	41.8
Segment gross margin	62.9	86.2	133.0	182.4
Operating and maintenance	52.5	55.0	99.2	105.8
General and administrative	14.8	15.0	27.8	31.3
Goodwill impairment	—	206.1	—	206.1
Depreciation and amortization	38.2	38.2	75.9	74.9
Operating expenses	105.5	314.3	202.9	418.1
Operating loss	(42.6)	(228.1)	(69.9)	(235.7)
Other income	6.6	5.9	13.7	11.6
Net loss	$(36.0)	$(222.2)	$(56.2)	$(224.1)
Operating Statistics (MMBtu/d):
East Texas	931,000	968,000	939,000	988,000
Anadarko	637,000	794,000	645,000	811,000
North Texas	203,000	274,000	210,000	281,000
Total	1,771,000	2,036,000	1,794,000	2,080,000
NGL Production (Bpd)	71,747	81,056	72,666	81,051

Three months ended June 30, 2016, compared with the three months ended June 30, 2015

The operating loss of our Gathering, Processing and Transportation segment for the three months ended June 30, 2016, decreased by $185.5 million, as compared with the same period in 2015, primarily as a result of a $206.1 million goodwill impairment charge that was recorded during the three months ended June 30, 2015. No similar charge was recorded during the same period in 2016. The effects of the lack of impairment charge were offset by lower segment gross margin in the 2016 period, as discussed below.

Segment gross margin decreased by approximately $23.3 million for the three months ended June 30, 2016, as compared to the same period in 2015, in part due to $9.3 million of lower natural gas production volumes. The average daily volumes of our major systems for the three months ended June 30, 2016 decreased by 265,000 MMBtu/d, or 13%, when compared to the same period in 2015. The average NGL production for the three months ended June 30, 2016, decreased by 9,309 Bpd, or 11%, when compared to the same period in 2015. The decrease in volumes was primarily attributable to continued low commodity prices for natural gas, condensate and NGLs, which resulted in reductions in drilling activity from producers in the areas we operate.

Segment gross margin experienced a net decrease of $11.1 million due to non-cash, mark-to-market losses of $40.7 million and $29.6 million for the three months ended June 30, 2016 and 2015, respectively. These derivative losses are primarily related to the increased commodity prices of NGLs period over period, partially offset by the gains from the reversal of previously recognized unrealized mark-to-market losses when the underlying transactions were settled.

Segment gross margin decreased $4.4 million for the three months ended June 30, 2016, when compared to the same period in 2015, due to a decrease in processing margins primarily driven by lower commodity prices along with a decline in NGL volumes, primarily in the Anadarko region.

Operating and maintenance and general and administrative costs combined decreased $2.7 million for the three months ended June 30, 2016, compared with the same period in 2015, primarily due to continued cost reduction efforts.

Increases in “Operating revenues” and “Cost of natural gas and natural gas liquids” for the three months ended June 30, 2016, are primarily due to increased natural gas sales directly to third parties instead of through the Logistics and Marketing segment.

Six months ended June 30, 2016, compared with the six months ended June 30, 2015

The operating loss of our Gathering, Processing and Transportation segment for the six months ended June 30, 2016 decreased $165.8 million, as compared with the same period of 2015, primarily as a result of the $206.1 million goodwill impairment charge that was recorded during the six months ended June 30, 2015, offset in part by lower segment gross margin, as discussed below.

Segment gross margin decreased $49.4 million for the six months ended June 30, 2016, as compared with the same period in 2015, in part due to $19.1 million from reduced production volumes. The average daily volumes of our major systems for the six months ended June 30, 2016, decreased by approximately 286,000 MMBtu/d, or 14%, when compared with the same period in 2015. The decrease in natural gas volumes was primarily attributable to the continued low commodity price environment for natural gas and condensate, which resulted in reductions in drilling activity by producers in the areas we operate. The average NGL production for the six months ended June 30, 2016, decreased 8,385 Bpd, or 10%, compared to the same period in 2015.

Segment gross margin decreased $20.3 million from non-cash, mark-to-market losses of $65.8 million and $45.5 million for the six months ended June 30, 2016 and 2015, respectively. These derivative losses are primarily related to the increased commodity prices of NGLs period over period, partially offset by the gains from the reversal of previously recognized unrealized mark-to-market losses when the underlying transactions were settled.

Segment gross margin decreased $6.5 million for the six months ended June 30, 2016, when compared to the same period in 2015, due to a decrease in processing margins primarily driven by lower commodity prices along with a decline in NGL volumes and associated keep whole volumes in the Anadarko and East Texas regions.

Operating and maintenance and general and administrative costs combined decreased $10.1 million for the six months ended June 30, 2016, compared with the same period in 2015, primarily due to gains of $5.6 million recorded to recognize return of escrow funds and a reversal of a contingent liability related to an acquisition. For further details regarding these amounts, refer to Item 1. Financial Statements, Note 3. Acquisitions. In addition, during the six months ended June 30, 2016, we benefited from a net gain of $1.5 million from indemnification payments received for legal expenses associated with the acquisition of title to right-of-way assets. For more information, refer to Item 1. Financial Statements, Note 11. Related Party Transactions. The remaining decrease is a result of continued cost reduction efforts.

Increases in “Operating revenues” and “Cost of natural gas and natural gas liquids” for the six months ended June 30, 2016, are primarily due to increased natural gas sales directly to third parties instead of through the Logistics and Marketing segment.

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

We have largely mitigated our near-term direct commodity risk through our hedging program. We have hedged over 90% and approximately 60% of our direct forecasted commodity cash flow exposure for 2016 and 2017, respectively. Despite our hedging program, we still bear indirect commodity price exposure as lower drilling activity impacts the volumes on our systems as well as direct commodity price exposure for unhedged commodity positions. We expect this indirect impact on our volumes to fluctuate depending on future price movements. In addition, we have partially mitigated the impact on our results from lower volumes through cost reductions to our business, including workforce reductions.

We have sought to expand our natural gas gathering and processing services by: (1) capturing opportunities within our footprint, (2) expanding outside of our existing footprint through strategic acquisitions, (3) providing an array of services for both natural gas and NGLs in combination with core asset optimization, and (4) capitalizing on new market opportunities by diversifying geographically and by commodity composition. However, in light of the low commodity price environment and the ongoing challenges it presents to our business, we are working with EEP to explore and evaluate a broad range of strategic alternatives in addition to, or as alternatives to, our long-term expansion strategies to address these challenges. EEP has also indicated that it is reviewing strategic alternatives with respect to its investment in us and Midcoast Operating. The additional various strategic alternatives may include, but are not necessarily limited to: asset sales; mergers, joint ventures, reorganizations or recapitalizations; and further reductions in operating and capital expenditures. The evaluation process is ongoing, and no decision on any particular strategic alternative has been reached. We expect to complete the evaluation by the end of this year.

Expansion Projects

Eaglebine Developments

The Eaglebine is an oil play in East Texas that spans over five counties and is comprised of multiple formations, including but not limited to, the Woodbine, Buda, Glenrose and Eagle Ford formations. We completed several construction projects in this play, including the construction of the Ghost Chili pipeline project, which consists of a lateral and associated facilities that create gathering capacity of over 50 MMcf/d for rich natural gas to be delivered from Eaglebine production areas to our complex of cryogenic processing facilities in East Texas. The initial facilities were placed in service in October 2015. We continue to assess the need to construct the Ghost Chili Extension Lateral to fully utilize this gathering capacity with the rest of our processing assets when additional development in the basin supports it. Given the proximity of our existing East Texas assets, this expansion into Eaglebine would allow us to offer gathering and processing services while leveraging assets on our existing footprint.

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

On September 1, 2015, two wholly-owned subsidiaries of Midcoast Operating in the Logistics and Marketing segment sold certain natural gas inventories and assigned certain storage agreements, transportation contracts and other arrangements to a third-party. Since that date, Midcoast Operating subsidiaries sell their natural gas products directly to third parties instead of through the Logistics and Marketing segment, which has seen reduced activity related to the sale of natural gas products as a result.

The following table sets forth the operating results of our Logistics and Marketing segment for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating revenues	$243.5	$674.0	$486.8	$1,429.4
Cost of natural gas and natural gas liquids	237.9	650.7	467.4	1,407.9
Segment gross margin	5.6	23.3	19.4	21.5
Operating and maintenance	9.4	14.3	19.8	26.9
General and administrative	1.3	3.0	2.8	6.0
Goodwill impairment	—	20.4	—	20.4
Asset impairment	10.6	12.3	10.6	12.3
Depreciation and amortization	1.8	2.6	3.6	4.2
Operating expenses	23.1	52.6	36.8	69.8
Operating loss	$(17.5)	$(29.3)	$(17.4)	$(48.3)

Three months ended June 30, 2016, compared with the three months ended June 30, 2015

The operating loss of our Logistics and Marketing segment for the three months ended June 30, 2016 decreased $11.8 million, as compared with the same period in 2015, primarily as a result of a $20.4 million goodwill impairment charge that was recognized during the three months ended June 30, 2015. No such goodwill impairment charge was recognized during the same period of 2016. Operating loss was further decreased by $1.7 million for the three months ended June 30, 2016, as compared to the same period in 2015, as the impairment loss on certain trucking assets of $10.6 million for the three months ended June 30, 2016 was smaller than the impairment loss on our Tinsley system of $12.3 million during the same period in 2015. The effects of these impairment charges were offset by a decrease in segment gross margin, as discussed below. Decreases in “Operating revenues” and “Cost of natural gas and natural gas liquids” for the three months ended June 30, 2016, as compared with the same period in 2015, are primarily due to decreases in commodity prices and the resulting decrease in volumes from reduced drilling activities.

Segment gross margin decreased by $17.7 million for the three months ended June 30, 2016, as compared with the same period in 2015, primarily due to a net decrease in non-cash, mark-to-market gains of $10.2 million. For the three months ended June 30, 2016, the segment recognized non-cash, mark-to-market losses of $5.1 million while for the same period in 2015, gains of $5.1 million were recognized for related activity. These losses are primarily related to the increased commodity prices of NGLs period over period, partially offset by the gains from the reversal of previously recognized unrealized mark-to-market losses when the underlying transactions were settled.

Segment gross margin also decreased $4.5 million for the three months ended June 30, 2016, compared with the same period in 2015 due to a decline in storage margins as a result of the sale of liquids product inventory at lower prevailing market prices relative to the cost of product inventory.

Operating and maintenance and general and administrative costs combined decreased $6.6 million for the three months ended June 30, 2016, as compared with the three months ended June 30, 2015. These decreases are primarily due to workforce reductions and other cost reductions directly related to the assignment of certain natural gas arrangements to a third party during the third quarter of 2015, as well as other general cost reduction efforts.

Six months ended June 30, 2016, compared with the six months ended June 30, 2015

The operating loss for our Logistics and Marketing segment decreased by $30.9 million for the six months ended June 30, 2016, as compared with the same period in 2015, primarily due to reductions in goodwill and asset impairments, as discussed above. Decreases in “Operating revenues” and “Cost of natural gas and natural gas liquids” for the six months ended June 30, 2016, as compared with the same period in 2015, are due to the reasons discussed above.

Segment gross margin decreased $2.1 million for the six months ended June 30, 2016, as compared with the same period in 2015, primarily due to decreased activity of $9.6 million. In the third quarter of 2015, we sold our non-core Tinsley system and assigned certain storage agreements, transportation contracts and other arrangements to third parties. As a result, $9.6 million of segment margin generated by these assets for the six months ended June 30, 2015 was not present in the same period of 2016.

Decreases in segment gross margin were offset by a decrease in non-cash, mark-to-market losses of $7.0 million. This change primarily related to greater reversals of previously recognized unrealized mark-to-market losses as the underlying transactions were settled, partially offset by losses from the increased commodity prices of NGLs period over period.

Operating and maintenance and general and administrative costs combined decreased $10.3 million for the six months ended June 30, 2016, as compared with the same period in 2015, primarily due to workforce reductions and other cost reductions directly related to the assignment of certain natural gas arrangements to a third-party, as discussed above, as well as other general cost reduction efforts.

Corporate

Our corporate results consist of interest expense and other costs such as income taxes, which are not allocated to the business segments.

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating and maintenance	$—	$0.2	$0.1	$0.2
General and administrative	0.8	0.9	1.9	2.6
Operating expenses	0.8	1.1	2.0	2.8
Operating loss	(0.8)	(1.1)	(2.0)	(2.8)
Interest expense, net	(8.2)	(7.2)	(16.5)	(13.9)
Other income	—	0.2	0.2	0.2
Loss before income tax (expense) benefit	(9.0)	(8.1)	(18.3)	(16.5)
Income tax (expense) benefit	(0.5)	3.1	(1.4)	2.3
Net loss	$(9.5)	$(5.0)	$(19.7)	$(14.2)

Three months ended June 30, 2016, compared with the three months ended June 30, 2015

Net loss in our Corporate segment increased $4.5 million for the three months ended June 30, 2016, as compared to the same period in 2015. The increase was a result of an increase in income tax expense of $3.6 million. In 2015, we recognized a $3.5 million one-time tax benefit from a reduction in deferred income tax payable during the three months ended June 30, 2015. This reduction was the result of a reduction in the Texas franchise tax rate from Texas House Bill 32, which was enacted in 2015. In addition, interest expense increased by $1.0 million, primarily due to an increase in our average outstanding long-term debt balance on our Credit Agreement.

Six months ended June 30, 2016, compared with the six months ended June 30, 2015

Net loss in our Corporate segment increased $5.5 million for the six months ended June 30, 2016, as compared to the same period in 2015. The increase was a result of an increase in income tax expense of $3.7 million, as discussed above. In addition, interest expense increased by $2.6 million primarily due to an increase in our average outstanding long-term debt balance on our Credit Agreement.

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

At June 30, 2016, we had $475.0 million in outstanding borrowings under the Credit Agreement at a weighted-average interest rate of 3.93%. Under the Credit Agreement, we had net repayments of approximately $15.0 million during the six months ended June 30, 2016, which includes gross borrowings of $3,790.0 million and gross repayments of $3,805.0 million.

At June 30, 2016, we were in compliance with the terms of our financial covenants in the Credit Agreement. Due to the low commodity price environment and the potential implications on our results of operations, it is possible that we may not be able to meet the total leverage ratio financial covenant at some point during 2016 without further action on our part. If this were to occur, we would seek a waiver from our lenders, seek additional capital contributions, pursue refinancing of the amounts outstanding under the Credit Agreement or seek to take other action to prevent a default under the Credit Agreement, although there is no assurance that we could obtain any such necessary preventative actions. Failure to comply with one or both of the financial covenants may result in the occurrence of an event of default under the Credit Agreement, which would result in a cross-default under the note purchase agreement relating to our senior notes. If an event of default were to occur, the lenders could, among other things, terminate their commitments under the Credit Agreement, demand immediate payment of all amounts borrowed by us and Midcoast Operating, trigger the springing liens, and require adequate security or collateral for all outstanding letters of credit outstanding under the facility.

Available Liquidity

The following table sets forth liquidity sources at June 30, 2016:

(in millions)
Cash and cash equivalents	$8.1
Total commitments under Credit Agreement	810.0
Amounts outstanding under Credit Agreement	(475.0)
Total	$343.1

As of June 30, 2016, we had a working capital deficit of approximately $56.0 million and approximately $343.1 million of liquidity (subject to Credit Agreement covenant compliance), as shown above, to meet our ongoing operational, investment and financing needs.

Funding Arrangements with EEP

During any quarter until the quarter ending December 31, 2017, if our quarterly declared distribution exceeds our distributable cash, as that term is defined in Midcoast Operating’s limited partnership agreement, we receive an increased quarterly distribution from Midcoast Operating, and EEP receives a corresponding reduction to its quarterly distribution in the amount that our declared distribution exceeds our distributable cash. Midcoast Operating’s adjustment of EEP’s distribution is limited by EEP’s pro rata share of the Midcoast Operating quarterly cash distribution and a maximum of $0.005 per unit quarterly distribution increase by us. There is no requirement for us to compensate EEP for these adjusted distributions, except for settling our capital accounts with Midcoast Operating in a liquidation scenario. For the three and six months ended June 30, 2016, EEP’s quarterly distribution from Midcoast Operating was reduced by $2.3 million and $3.1 million, respectively, in accordance with the amended agreement described above. To the extent we continue to have declared distributions each quarter at the current distribution level, we expect that EEP will continue to receive quarterly reductions in its distributions from Midcoast Operating throughout 2016.

Under the Intercorporate Services Agreement, we reimburse EEP and its affiliates for the costs and expenses incurred in providing us with such services. EEP has agreed to reduce the amounts payable for general and administrative expenses that otherwise would have been allocable to Midcoast Operating by $25.0 million annually.

In addition, Midcoast Operating is party to a Financial Support Agreement with EEP, pursuant to which EEP provides letters of credit and guarantees, not to exceed $700.0 million in the aggregate at any time outstanding, in support of financial obligations of Midcoast Operating and its wholly-owned subsidiaries under derivative agreements and natural gas and NGL purchase agreements to which Midcoast Operating, or one or more of its wholly-owned subsidiaries, is a party. At June 30, 2016, EEP provided no letters of credit and $15.3 million in guarantees. Midcoast Operating incurs a 2.5% annual fee based on the cumulative average amount of letters of credit and guarantees outstanding under this agreement. Midcoast Operating incurred $0.2 million of these costs for the six months ended June 30, 2016. For further details regarding the Financial Support Agreement, refer to Item 1. Financial Statements, Note 11. Related Party Transactions.

Sale of Accounts Receivable

We and certain of our subsidiaries are parties to a receivables purchase arrangement, which we refer to as the Receivables Agreement, with an indirect wholly-owned subsidiary of Enbridge. Pursuant to the Receivables Agreement, the Enbridge subsidiary will purchase on a monthly basis, for cash, current accounts receivables and accrued receivables, or the receivables, of participating sellers, consisting of certain of our subsidiaries and certain EEP subsidiaries up to an aggregate monthly maximum of $450.0 million net of receivables that have not been collected. The Receivables Agreement was amended in June 2016 to extend the termination date of the agreement to December 31, 2019.

We sold and derecognized receivables to an indirect wholly-owned subsidiary of Enbridge for $352.9 million and $739.1 million for the three and six months ended June 30, 2016, respectively. As a result, we received cash proceeds of $352.8 million and $738.8 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2016, $107.7 million of the receivables were outstanding and had not been collected on behalf of the Enbridge subsidiary.

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

The Purchase Agreement also requires compliance with two financial covenants. We must not permit the ratio of consolidated funded debt to pro forma EBITDA (the total leverage ratio), as of the end of any applicable four-quarter period to exceed 5.00 to 1.00, or 5.50 to 1.00 during acquisition periods. We also must maintain, on a consolidated basis, as of the end of each applicable four-quarter period, a ratio of pro forma EBITDA to consolidated interest expense for such four-quarter period then ended of at least 2.50 to 1.00.

At June 30, 2016, we were in compliance with the terms of our financial covenants under the Notes and the related Purchase Agreement. Due to the low commodity price environment and the potential implications on our results of operations, it is possible that we may not be able to meet the total leverage ratio financial covenant at some point during 2016 without further action on our part. If this were to occur, we would seek a waiver from the note holders, seek additional capital contributions, pursue refinancing of the amounts outstanding under the Notes or seek to take other action to prevent a default under the Purchase Agreement and the Notes, although there is no assurance that we could obtain any such necessary preventative actions. Any failure to comply with one or both of the financial covenants could result in an event of default under the Purchase Agreement and the Notes and result in a cross-default under the Credit Agreement. If an event of default were to occur, the note holders could, among other things, demand immediate payment of the Notes and trigger the springing liens.

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

Capital projects at Midcoast Operating are currently funded by us and by EEP based on our proportionate ownership percentages in Midcoast Operating, which are 51.6% and 48.4%, respectively. Under Midcoast Operating’s partnership agreement, we and EEP each have the option to contribute our proportionate share of additional capital to Midcoast Operating if any additional capital contributions are necessary to fund expansion capital expenditures or other growth projects. To the extent that we or EEP elect not to make any such capital contributions, the contributing party will be permitted to make additional capital contributions to Midcoast Operating to the extent necessary to fully fund such expenditures in exchange for additional ownership interests in Midcoast Operating. For the six months ended June 30, 2016, EEP provided approximately $5.6 million to fund its share of enhancement projects.

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

We incurred capital expenditures of $28.5 million for the six months ended June 30, 2016, including $14.4 million of maintenance capital activities. At June 30, 2016, we had approximately $7.7 million in outstanding purchase commitments attributable to capital projects for the construction of assets that will be recorded as property, plant and equipment in the future.

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

In addition, if and when market conditions improve and our financing capacity increases, EEP has indicated that it may offer us the opportunity to purchase additional interests in Midcoast Operating from time to time. These acquisitions sometimes referred to as “drop-down” transactions, will provide an alternative source of funding for EEP while at the same time providing an opportunity for meaningful growth in our cash flows. However, EEP is under no obligation to offer to sell us additional interests in Midcoast Operating, and we are under no obligation to buy any such additional interests.

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

The following table provides summarized information about the timing and expected settlement amounts of our outstanding commodity derivative financial instruments based upon the market values at June 30, 2016, for each of the indicated calendar years:

	Notional(1)	2016	2017	2018	2019	2020 & Thereafter	Total(2)
	(in millions)
Swaps:
Natural gas	19,178,817	$0.2	$1.1	$—	$—	$—	$1.3
NGL	6,211,800	1.2	(2.1)	—	—	—	(0.9)
Crude Oil	2,095,100	0.2	(0.6)	—	—	—	(0.4)
Options:
Natural gas – puts purchased	828,000	0.6	—	—	—	—	0.6
Natural gas – puts written	828,000	(0.6)	—	—	—	—	(0.6)
Natural gas – calls written	828,000	—	—	—	—	—	—
Natural gas – calls purchased	828,000	—	—	—	—	—	—
NGL – puts purchased	3,132,900	19.2	3.3	—	—	—	22.5
NGL – puts written	119,600	(1.2)	—	—	—	—	(1.2)
NGL – calls written	3,132,900	(0.5)	(4.7)	—	—	—	(5.2)
NGL – calls purchased	119,600	0.1	—	—	—	—	0.1
Crude Oil – puts purchased	1,134,800	10.5	7.8	0.3	—	—	18.6
Crude Oil – calls written	1,134,800	—	(1.7)	(0.8)	—	—	(2.5)
Forward contracts:
Natural gas	83,530,704	(0.7)	0.2	0.1	0.1	—	(0.3)
NGL	9,008,646	1.2	1.0	—	—	—	2.2
Crude Oil	949,604	(2.1)	—	—	—	—	(2.1)
Totals		$28.1	$4.3	$(0.4)	$0.1	$—	$32.1

(1)	Notional amounts for natural gas are recorded in MMBtu, where as NGLs and crude oil are recorded in Bbl.
(2)	Fair values exclude credit valuation adjustment gains of approximately $0.2 million at June 30, 2016.

Cash Flow Analysis

The following table summarizes the changes in cash flows by operating, investing and financing for each of the periods indicated:

	For the six months ended June 30,		Variance 2016 vs. 2015 Increase (Decrease)
	2016	2015
	(in millions)
Total cash provided by (used in):
Operating activities	$102.8	$139.2	$(36.4)
Investing activities	(31.0)	(121.4)	90.4
Financing activities	(81.7)	9.7	(91.4)
Net increase (decrease) in cash and cash equivalents	(9.9)	27.5	(37.4)
Cash and cash equivalents at beginning of year	18.0	—	18.0
Cash and cash equivalents at end of period	$8.1	$27.5	$(19.4)

Changes in our working capital accounts are shown in the following table and discussed below:

	For the six months ended June 30,		Variance 2016 vs. 2015
	2016	2015
	(in millions)
Changes in operating assets and liabilities, net of acquisitions:
Receivables, trade and other	$11.5	$14.7	$(3.2)
Due from General Partner and affiliates	48.3	46.0	2.3
Accrued receivables	19.2	147.8	(128.6)
Inventory	(15.8)	(10.6)	(5.2)
Current and long-term other assets	(11.1)	(21.2)	10.1
Due to General Partner and affiliates	20.6	8.7	11.9
Accounts payable and other	(24.5)	(21.2)	(3.3)
Accrued purchases	(11.1)	(116.7)	105.6
Interest payable	(0.3)	—	(0.3)
Property and other taxes payable	(1.1)	(2.7)	1.6
Net change in working capital accounts	$35.7	$44.8	$(9.1)

Operating Activities

Net cash provided by our operating activities decreased $36.4 million for the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to decreased cash inflows from (1) net income after non-cash adjustments of $27.3 million, and (2) net changes in operating assets and liabilities of $9.1 million. The decreased cash flow from net income after non-cash adjustments is primarily due to reduced volumes on our systems, as described in the Results of Operations — by Segment discussion. The decreased cash flow from net changes in operating assets and liabilities is primarily the result of general timing differences for cash receipts and payments and includes net decreased cash from changes in accrued receivables and accrued payables of $23.0 million primarily resulting from lower commodity prices and volumes during the six months ended June 30, 2015, where the changes during the same period in 2016 were relatively flat.

Investing Activities

Net cash used in our investing activities during the six months ended June 30, 2016, decreased by $90.4 million, compared to the same period in 2015. The decrease was primarily due to decreased spending on acquisitions and capital projects of $113.8 million, partially offset by a decrease in changes from restricted cash of $28.3 million.

Financing Activities

Net cash used in our financing activities increased $91.4 million for the six months ended June 30, 2016, compared to the same period in 2015, primarily due to (1) net repayments under the Credit Agreement of $15.0 million for the six months ended June 30, 2016, as compared to net borrowings of $50.0 million under the Credit Agreement for the same period in 2015; and (2) a decrease in cash provided by contributions from noncontrolling interest of $31.7 million due to a reduction in cash requirements for capital projects at Midcoast Operating.

SUBSEQUENT EVENTS

Distribution to Partners

On July 27, 2016, the board of directors of Midcoast Holdings, our General Partner, declared a cash distribution payable to our unitholders on August 12, 2016. The distribution will be paid to unitholders of record as of August 5, 2016, of our available cash of $16.5 million at June 30, 2016, or $0.3575 per limited partner unit. We will pay $7.6 million to our public Class A common unitholders, while $8.9 million in the aggregate will be paid to EEP with respect to its Class A common units and subordinated units and Midcoast Holdings, L.L.C., with respect to its general partner interest.

Midcoast Operating Distribution

On July 27, 2016, the general partner of Midcoast Operating declared a cash distribution by Midcoast Operating payable on August 12, 2016 to its partners of record as of August 5, 2016. Midcoast Operating will pay $25.3 million to us and $19.2 million to EEP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with the information presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 17, 2016, in addition to information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. There have been no material changes to that information other than as presented below.

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

Fair Value Measurements of Commodity Derivatives

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity based swaps and physical contracts at June 30, 2016 and December 31, 2015:

	At June 30, 2016						At December 31, 2015
			Wtd. Average Price(2)		Fair Value(3)		Fair Value(3)
	Commodity	Notional(1)	Receive	Pay	Asset	Liability	Asset	Liability
					(in millions)
Portion of contracts maturing in 2016
Swaps
Receive variable/pay fixed	Natural Gas	16,287	$3.08	$3.48	$—	$—	$—	$—
	NGL	1,203,400	$30.79	$31.48	$1.4	$(2.2)	$0.2	$(8.4)
	Crude Oil	304,800	$49.52	$66.64	$0.3	$(5.6)	$—	$(17.5)
Receive fixed/pay variable	NGL	2,513,400	$23.59	$22.79	$5.7	$(3.7)	$18.3	$(0.2)
	Crude Oil	512,800	$59.70	$49.04	$6.1	$(0.6)	$18.2	$—
Receive variable/pay variable	Natural Gas	6,536,000	$3.18	$3.15	$0.3	$(0.1)	$0.1	$(0.1)
Physical Contracts
Receive variable/pay fixed	NGL	535,284	$26.41	$23.91	$1.4	$(0.1)	$—	$(0.2)
	Crude Oil	—	$—	$—	$—	$—	$—	$(0.2)
Receive fixed/pay variable	NGL	1,165,923	$19.12	$21.91	$0.2	$(3.4)	$1.9	$(0.2)
Receive variable/pay variable	Natural Gas	68,727,634	$2.77	$2.78	$0.1	$(0.8)	$—	$(2.8)
	NGL	6,459,247	$22.70	$22.22	$3.8	$(0.7)	$4.0	$(2.4)
	Crude Oil	949,604	$44.46	$46.75	$1.0	$(3.1)	$0.7	$(0.5)
Portion of contracts maturing in 2017
Swaps
Receive variable/pay fixed	Natural Gas	76,530	$2.97	$2.97	$—	$—	$—	$—
	NGL	1,042,500	$20.93	$21.52	$1.0	$(1.6)	$—	$(4.5)
	Crude Oil	638,750	$52.41	$64.29	$0.2	$(7.8)	$—	$(10.9)
Receive fixed/pay variable	NGL	1,452,500	$18.84	$19.86	$0.7	$(2.2)	$3.3	$(0.1)
	Crude Oil	638,750	$63.63	$52.41	$7.7	$(0.7)	$10.9	$—
Receive variable/pay variable	Natural Gas	12,550,000	$3.25	$3.16	$1.2	$(0.1)	$0.5	$(0.2)
Physical Contracts
Receive variable/pay fixed	NGL	45,000	$23.80	$21.95	$0.1	$—	$—	$—
Receive fixed/pay variable	NGL	10,820	$28.00	$25.09	$—	$—	$—	$—
Receive variable/pay variable	Natural Gas	10,067,810	$3.12	$3.10	$0.2	$—	$0.1	$—
	NGL	792,372	$28.42	$27.37	$0.9	$—	$—	$—
Portion of contracts maturing in 2018
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$3.04	$3.01	$0.1	$—	$0.1	$—
Portion of contracts maturing in 2019
Physical Contracts
Receive variable/pay variable	Natural Gas	2,187,810	$3.04	$3.01	$0.1	$—	$0.1	$—
Portion of contracts maturing in 2020
Physical Contracts
Receive variable/pay variable	Natural Gas	359,640	$3.29	$3.27	$—	$—	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGLs and crude oil are measured in Bbl.
(2)	Weighted-average prices received and paid are in $/MMBtu for natural gas and $/Bbl for NGLs and crude oil.
(3)	The fair value is determined based on quoted market prices at June 30, 2016, and December 31, 2015, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment gains of approximately $0.3 million and $0.6 million at June 30, 2016 and December 31, 2015, respectively, as well as cash collateral received.

The following table provides summarized information about the fair values of expected cash flows of our outstanding commodity options at June 30, 2016 and December 31, 2015:

	At June 30, 2016						At December 31, 2015
	Commodity	Notional(1)	Strike Price(2)	Market Price(2)	Fair Value(3)		Fair Value(3)
					Asset	Liability	Asset	Liability
					(in millions)
Portion of option contracts maturing in 2016
Puts (purchased)	Natural Gas	828,000	$3.75	$3.02	$0.6	$—	$2.1	$—
	NGL	1,490,400	$39.29	$27.02	$19.2	$—	$54.4	$—
	Crude Oil	404,800	$75.91	$49.95	$10.5	$—	$27.7	$—
Calls (written)	Natural Gas	828,000	$4.98	$3.02	$—	$—	$—	$—
	NGL	1,490,400	$45.09	$27.02	$—	$(0.5)	$—	$(0.3)
	Crude Oil	404,800	$86.68	$49.95	$—	$—	$—	$—
Puts (written)	Natural Gas	828,000	$3.75	$3.02	$—	$(0.6)	$—	$(2.1)
	NGL	119,600	$37.04	$28.02	$—	$(1.2)	$—	$(1.5)
Calls (purchased)	Natural Gas	828,000	$4.98	$3.02	$—	$—	$—	$—
	NGL	119,600	$42.09	$28.02	$0.1	$—	$—	$—
Portion of option contracts maturing in 2017
Puts (purchased)	NGL	1,642,500	$25.90	$28.66	$3.3	$—	$5.8	$—
	Crude Oil	638,750	$59.86	$52.41	$7.8	$—	$10.0	$—
Calls (written)	NGL	1,642,500	$30.06	$28.66	$—	$(4.7)	$—	$(0.8)
	Crude Oil	638,750	$68.19	$52.41	$—	$(1.7)	$—	$(0.6)
Portion of option contracts maturing in 2018
Puts (purchased)	Crude Oil	91,250	$42.00	$53.81	$0.3	$—	$—	$—
Calls (written)	Crude Oil	91,250	$51.75	$53.81	$—	$(0.8)	$—	$—

(1)	Volumes of natural gas are measured in MMBtu, whereas volumes of NGLs and crude oil are measured in Bbl.
(2)	Strike and market prices are in $/MMBtu for natural gas and in $/Bbl for NGLs and crude oil.
(3)	The fair value is determined based on quoted market prices at June 30, 2016, and December 31, 2015, respectively, discounted using the swap rate for the respective periods to consider the time value of money. Fair values exclude credit valuation adjustment losses of approximately $0.1 million and $0.4 million at June 30, 2016 and December 31, 2015, respectively, as well as cash collateral received.

Our credit exposure for OTC derivatives is directly with our counterparty and continues until the maturity or termination of the contract. When appropriate, valuations are adjusted for various factors such as credit and liquidity considerations. The table below summarizes our derivatives balances by counterparty credit quality (any negative amounts represent our net obligations to pay the counterparty).

	June 30, 2016	December 31, 2015
	(in millions)
Counterparty Credit Quality(1)
AA(2)	$32.4	$67.6
A	2.8	24.1
Lower than A	(2.9)	0.8
	$32.3	$92.5

(1)	As determined by nationally-recognized statistical ratings organizations.
(2)	Includes $12.6 million of cash collateral at December 31, 2015.

Item 4. Controls and Procedures

We, EEP and Enbridge maintain systems of disclosure controls and procedures designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. In conducting this assessment, our management relied on similar evaluations conducted by employees of Enbridge affiliates who provide certain treasury, accounting and other services on our behalf.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2016.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Part I, Item 1. Financial Statements, Note 12. Commitments and Contingencies, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 17, 2016.

Item 6. Exhibits

Reference is made to the “Index of Exhibits” following the signature page, which we hereby incorporate into this Item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Midcoast Energy Partners, L.P. (Registrant)
By: Midcoast Holdings, L.L.C. as General Partner
Date: July 28, 2016	By: /s/ C. Gregory Harper C. Gregory Harper President (Principal Executive Officer)
Date: July 28, 2016	By: /s/ Stephen J. Neyland Stephen J. Neyland Vice President — Finance (Principal Financial Officer)

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